Form 10-Q
period 1997-06-30
WESTFIELD AMERICA INC
filed 1997-08-14
CIK 913283

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13
    OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1997

                        or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR
    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _____________ to _____________

Commission file number 333-22731


                               WESTFIELD AMERICA, INC.
               (Exact name of registrant as specified in its charter)

              MISSOURI                                 43-0758627
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

       11601 WILSHIRE BOULEVARD
             12TH FLOOR                                 90025
       LOS ANGELES, CALIFORNIA                       (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (310) 478-4456

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
    ---        ---

As of August 13, 1997, 73,329,535 shares of common stock, par value $.01 per share, were outstanding.

                            WESTFIELD AMERICA, INC.
                                  FORM 10-Q

                                    INDEX


PART I - FINANCIAL INFORMATION                                             PAGE

     Item 1:  Financial Statements

              Consolidated Balance Sheets as of June 30, 1997
               (unaudited) and December 31, 1996                             3

              Consolidated Statements of Income (unaudited) for the
               three months ended June 30, 1997 and 1996 and for the
               six months ended June 30, 1997 and 1996                       4

              Consolidated Statements of Cash Flows (unaudited) for
               the six months ended June 30, 1997 and 1996                   5

              Notes to Consolidated Financial Statements (unaudited)         6

     Item 2:  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          17

PART II - OTHER INFORMATION

     Items 1 through 6                                                      26

     Signatures                                                             28

                                   WESTFIELD AMERICA, INC.

                                 CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS)

                                            ASSETS

                                                       June 30,     December 31,
                                                         1997           1996
                                                     -----------    ------------
                                                     (unaudited)
INVESTMENT IN REAL ESTATE:
  Land                                                $  262,484    $  196,810
  Buildings, improvements and equipment                1,238,626       975,224
  Less accumulated depreciation                         (189,016)     (110,260)
                                                     -----------    -----------
    Net property and equipment                         1,312,094     1,061,774

  Construction in progress                                50,049        49,821
  Investments in unconsolidated real estate
   partnerships                                           62,415       106,488
  Participating loan to an affiliate                     145,000             -
  Direct financing leases receivable                      91,360        92,351
                                                     -----------    -----------
    Net investment in real estate                      1,660,918     1,310,434

  CASH AND CASH EQUIVALENTS                               43,468         6,729

  ACCOUNTS AND NOTES RECEIVABLE (net of allowance
   of $5,552 and $6,441 in 1997 and 1996,
   respectively)                                          25,219        19,716

  DEFERRED EXPENSES AND OTHER ASSETS, NET                 25,684         7,691
                                                     -----------    -----------
    Total assets                                      $1,755,289    $1,344,570
                                                     -----------    -----------
                                                     -----------    -----------

                        LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Notes payable and line of credit                    $  881,911    $  770,625
  Accounts payable and accrued expenses                   33,787        33,380
  Distribution payable                                    38,920        21,981
  Minority interests                                      24,179            54
                                                     -----------    -----------
    Total liabilities                                    978,797       826,040
                                                     -----------    -----------

SHAREHOLDERS' EQUITY (NOTE 7):
  Common stock                                               733           529
  Preferred stock                                        121,000        94,000
  Additional paid-in capital                             654,759       424,001
                                                     -----------    -----------
    Total shareholders' equity                           776,492       518,530
                                                     -----------    -----------
    Total liabilities and shareholders' equity        $1,755,289    $1,344,570
                                                     -----------    -----------
                                                     -----------    -----------

         The accompanying notes are an integral part of the consolidated financial statements

                                WESTFIELD AMERICA, INC.

                           CONSOLIDATED STATEMENTS OF INCOME
            (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)



                                        Three Months Ended    Six Months Ended
                                        ------------------   ------------------
                                        June 30,  June 30,   June 30,  June 30,
                                          1997      1996       1997      1996
                                        --------  --------   --------  --------

REVENUES:
  Minimum rents                         $ 33,184  $ 21,047   $ 64,068  $ 41,924
  Tenant recoveries                       14,294    11,086     28,349    20,073
  Percentage rents                           521       145      2,507     1,717
  Service fee income from
   unconsolidated real estate
   partnerships                              144       541        264     1,016
                                        --------  --------   --------  --------
    Total revenues                        48,143    32,819     95,188    64,730
                                        --------  --------   --------  --------

EXPENSES:
  Operating                               12,741    11,436     27,460    20,811
  Management fees                          1,143       646      2,071     1,374
  General and administrative                  13        80        294       247
  Depreciation and amortization           12,195     8,046     23,734    16,259
                                        --------  --------   --------  --------
    Total expenses                        26,092    20,208     53,559    38,691
                                        --------  --------   --------  --------
OPERATING INCOME                          22,051    12,611     41,629    26,039

INTEREST EXPENSE, NET                    (13,222)   (7,845)   (26,082)  (15,190)

OTHER INCOME
  Equity in income of unconsolidated
   real estate partnerships                  830       224      2,123       957
  Interest and other income                1,683       124      1,854       246
                                        --------  --------   --------  --------
INCOME BEFORE MINORITY INTEREST           11,342     5,114     19,524    12,052

MINORITY INTEREST IN EARNINGS OF
  CONSOLIDATED REAL ESTATE
  PARTNERSHIPS                              (534)     (215)      (752)     (445)
                                        --------  --------   --------  --------
NET INCOME                              $ 10,808  $  4,899   $ 18,772  $ 11,607
                                        --------  --------   --------  --------
                                        --------  --------   --------  --------

Net income allocable to preferred
 shares                                 $  3,822  $      1   $  6,060  $      2
Net income allocable to common shares      6,986     4,898     12,712    11,605
                                        --------  --------   --------  --------
                                        $ 10,808  $  4,899   $ 18,772  $ 11,607
                                        --------  --------   --------  --------
                                        --------  --------   --------  --------
EARNINGS PER COMMON SHARE               $   0.11  $   0.11   $   0.22  $   0.26
                                        --------  --------   --------  --------
                                        --------  --------   --------  --------

DISTRIBUTIONS DECLARED PER
  COMMON SHARE                          $   0.88  $   0.35   $   0.89  $   0.74
                                        --------  --------   --------  --------
                                        --------  --------   --------  --------

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES                        62,121    45,284     57,551    45,196
                                        --------  --------   --------  --------
                                        --------  --------   --------  --------

        The accompanying notes are an integral part of the consolidated financial statements.

                               WESTFIELD AMERICA, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED AND IN THOUSANDS)

                                                             Six Months Ended
                                                            -------------------
                                                             June 30,   June 30,
                                                               1997       1996
                                                            ---------   --------
OPERATING ACTIVITIES:
  Net income                                                $  18,772   $ 11,607
  Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization                             23,873     16,524
     Equity in income of unconsolidated real estate
      partnerships                                             (2,123)      (957)
     Minority interest in earnings of consolidated real
      estate partnerships                                         752        445
  Changes in assets and liabilities:
     Accounts and notes receivable                             (4,980)    (4,705)
     Deferred expenses and other assets                        (1,815)    (1,722)
     Accounts payable and accrued expenses                     (1,030)      (215)
                                                            ---------   --------
  Net cash flows provided by operating activities              33,449     20,977
                                                            ---------   --------
INVESTING ACTIVITIES:
  Capital expenditures                                       (213,418)   (16,667)
  Participating loan to an affiliate                         (145,000)         -
  Purchase Westfield Holdings Limited Options                 (15,184)         -
  Cash distributions received from unconsolidated real
   estate partnerships                                          6,782      6,314
  Notes receivable repayments                                     554         53
  Direct financing leases receivable payments                     991        893
  Cash and cash equivalents of consolidated real estate
   partnerships                                                   613      2,389
  Decrease in restricted cash                                       -        100
                                                            ---------   --------
  Net cash flows used in investing activities                (364,662)    (6,918)
                                                            ---------   --------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                      306,000          -
  Proceeds from issuance of preferred stock                    27,000          -
  Initial public offering stock issuance costs                (31,327)         -
  Cash distributions paid to preferred shareholders            (4,432)        (2)
  Cash distributions paid to common shareholders              (39,957)   (33,612)
  Shareholder recontribution of distributions                       -      1,125
  Decrease in minority interests in consolidated
    real estate partnerships                                     (568)      (218)
  Redemption of preferred shares                                  (50)         -
  Proceeds from notes payable and line of credit              321,448     46,580
  Principal payments on notes payable and line of credit     (210,162)   (27,718)
                                                            ---------   --------
  Net cash flows provided by (used in) financing activities   367,952    (13,845)
                                                            ---------   --------
  Net increase in cash and cash equivalents                    36,739        214
CASH AND CASH EQUIVALENTS, beginning of period                  6,729          -
                                                            ---------   --------
CASH AND CASH EQUIVALENTS, end of period                    $  43,468   $    214
                                                            ---------   --------
                                                            ---------   --------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                    $  26,683   $ 12,251
                                                            ---------   --------
                                                            ---------   --------

       The accompanying notes are an integral part of the consolidated financial statements.

                               WESTFIELD AMERICA, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED AND IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                       ________




1.  INTERIM FINANCIAL STATEMENTS

    The accompanying Consolidated Financial Statements of Westfield America, Inc. ("WEA" or the "Company") are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the Consolidated Financial Statements for these interim periods have been included. The results for the interim period ended June 30, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year.
    These unaudited Consolidated Financial Statements should be read in conjunction with the December 31, 1996 audited financial statements and notes thereto included in the WEA registration statement on Form S-11 filed on May 15, 1997.

    Certain amounts in the 1996 Consolidated Financial Statements have been reclassified to conform to the 1997 presentation.

2.  ORGANIZATION AND CHANGES IN OWNERSHIP

    WEA is primarily in the business of owning, operating, leasing, developing, redeveloping and acquiring super regional and regional retail shopping centers in major metropolitan areas in the United States.

    On May 21, 1997 the Company completed an initial public offering whereby the Company issued 20.4 million common shares (including shares issued upon exercise of an over allotment option) (the "Offering") and the sale of 270,000 preferred shares resulting in proceeds totaling $300.5 million, net of underwriting discounts and expenses of the Offering. The proceeds from the Offering, the sale of preferred stock and an increase in borrowings under the Company's unsecured revolving credit facility were used to make a $145 million participating loan to an affiliate, purchase the 70% interest in Annapolis Mall Limited Partnership that the Company did not already own for $133 million, purchase a 68% managing interest in Wheaton Plaza Regional Shopping Center, LLP, for $51.5 million and purchase Options to acquire ordinary shares of Westfield Holdings Limited ("WHL") for $15.2 million (as further described in note
    4).

3.  BASIS OF PRESENTATION

    The Company conducts its business through its divisions, wholly-owned subsidiaries and affiliates. The Consolidated Financial Statements include the accounts of the Company and all subsidiaries over which the Company is able to exercise significant control. The Company does not consider itself to be in control when the other partners have important approval rights over major actions. Investments as general and limited partner in non-controlled partnerships are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effects of stock options will be excluded. The new standard will have no impact on the Company's primary earnings per common share for the three and six months ended
    June 30, 1997 and 1996.

                               WESTFIELD AMERICA, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED AND IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                       ________




4.  ACQUISITIONS

    Prior to June 3, 1997, the Company held a 30% general partnership interest in Annapolis Mall Limited Partnership, the owner of Annapolis Mall, located in Annapolis, Maryland. On June 4, 1997, the Company purchased the interest in Annapolis Mall Limited Partnership that it did not currently own (70%) and an adjoining 13.2 acre parcel of land for $133,000.

    On May 31, 1997, the Company paid $51.5 million to acquire a 68% managing interest in Wheaton Plaza Regional Shopping Center,
    LLP, the owner of Wheaton Plaza, which is located in Wheaton, Maryland.

    In May 1997, the Company made participating loans totaling $145,000 to two wholly-owned, indirect subsidiaries of WHL which have a combined 50% partnership interest in Westland Garden State Plaza Limited Partnership, the owner of Garden State Plaza, a super regional shopping center located in Paramus, New Jersey. The nonrecourse loans provide for interest only at a fixed annual rate of 8.5% and is secured by the borrowers' 50% indirect interest in Garden State Plaza. The Company is entitled to receive a participating interest based on 80% of the borrowers' share of the adjusted cashflow (as defined) from Garden State Plaza subject to an annual aggregate limit of fixed and participating interest in an amount equal to 11%. The loan matures in May 2007.

    In May 1997, the Company acquired 9.8 million non-transferable WHL Options (the "WHL Options")for $15,184. Each WHL Option entitles the Company to acquire one WHL ordinary share at a price equal to AUS $23.33 per share. The Company cannot exercise the WHL Options until May 2000 and the WHL Options expire in May 2002.

                               WESTFIELD AMERICA, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED AND IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                       ________


4.  ACQUISITIONS, CONTINUED:

    The operations of the Company include Connecticut Post Mall, South Shore Mall and Trumbull Shopping Park (the "Acquired Properties") the indirect ownership of which was acquired by the Company on July 1, 1996, Wheaton Plaza and Annapolis Mall purchased on May 31, 1997 and June 4, 1997, respectively, and interest earned from loans made to affiliates of WHL on May 21, 1997. The proceeds for the purchase of the Acquired Properties were obtained from the recapitalization of the Company in July 1996 (the "Recapitalization). The proceeds for the purchase of Annapolis Mall and Wheaton Plaza, the purchase of WHL Options and the loans to WHL affiliates were obtained from the Company's initial public offering of
    20.4 million shares of common stock at $15.00 per share, the sale of 270,000 shares of Series B Preferred shares and an increase in the borrowings under the Company's unsecured revolving credit facility. The unaudited Pro Forma Condensed Consolidated Statements of Income, below, are presented as if the Company's Recapitalization, initial public offering, acquisitions of the Acquired Properties, Wheaton Plaza, Annapolis Mall and WHL Options and loans made to affiliates of WHL had occurred on January 1, 1996. The unaudited Pro Forma Condensed Consolidated Statements of Income are not necessarily indicative of what the actual results of the Company would have been had these transactions been consummated as of the beginning of the year presented, nor do they purport to present the future operations of the Company.

                                                        Pro Forma for the
                                                         Six Months Ended
                                                        ------------------
                                                        June 30,   June 30,
                                                          1997       1996
                                                        --------   --------

REVENUES:
  Minimum rents and percentage rents                    $ 78,301   $ 76,396
  Tenant recoveries and service fee income                32,107     35,294
                                                        --------   --------
  Total revenues                                         110,408    111,690


EXPENSES:
  Operating                                               30,988     36,154
  Management fees                                          2,662      2,959
  Advisory fee                                                 -          -
  General and administrative                                 294        247
  Depreciation and amortization                           27,644     25,923
                                                        --------   --------

OPERATING INCOME                                          48,820     46,407
  Interest expense, net                                  (26,082)   (26,082)
  Equity in income of unconsolidated real estate
   partnerships                                              807       (365)
  Interest and other income                                6,820      6,598
                                                        --------   --------

INCOME BEFORE MINORITY INTEREST                           30,365     26,558
  Minority interest in earnings of consolidated
   real estate partnerships                               (1,967)    (2,037)
                                                        --------   --------

NET INCOME                                              $ 28,398   $ 24,521
                                                        --------   --------
                                                        --------   --------
  Income allocable to preferred shares                  $  5,370   $  5,143
  Income allocable to common shares                       23,028     19,378
                                                        --------   --------
                                                        $ 28,398   $ 24,521
                                                        --------   --------
                                                        --------   --------
EARNINGS PER SHARE                                      $   0.31   $   0.26
                                                        --------   --------
                                                        --------   --------

                               WESTFIELD AMERICA, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED AND IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                       ________




5.  INVESTMENTS IN UNCONSOLIDATED REAL ESTATE PARTNERSHIPS

    As of June 30, 1997, the Company is a general and managing partner in four real estate partnerships, a limited partner in one real estate partnership and both a general and limited partner in one real estate partnership. On June 4, 1997, the Company completed the acquisition of the 70% interest it did not own in Annapolis Mall Limited Partnership (Note 4). The Company's interest in each partnership as of June 30, 1997, is as follows:

                                                                Percentage
          Property                     Location                  Interest
          --------                     --------                  --------
    Meriden Square                   Meriden, CT                   50.0%
    Plaza Camino Real                Carlsbad, CA                  40.0
    Topanga Plaza                    Canoga Park, CA               42.0
    Vancouver Mall                   Vancouver, WA                 50.0
    West Valley                      Canoga Park, CA               42.5
    North County Fair                Escondido, CA                 45.0

                              WESTFIELD AMERICA, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED AND IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                      ________


5.  INVESTMENTS IN UNCONSOLIDATED REAL ESTATE PARTNERSHIPS, CONTINUED:

    A summary of the condensed balance sheets and statements of income for all unconsolidated real estate partnerships on a combined basis is as follows:

                                                       June 30,    December 31,
                                                         1997          1996
                                                      ---------    ------------
    CONDENSED COMBINED BALANCE SHEETS
    Investment in real estate:
       Land, building and improvements, at cost       $ 377,624     $  551,145
       Less accumulated depreciation                   (120,852)      (167,020)
       Construction in progress                           1,250          1,115
                                                      ---------    ------------
    Net investment in real estate                       258,022        385,240
    Note payable to affiliate                              (725)        (1,156)
    Other notes payable                                (225,986)      (226,619)
    Other assets and liabilities, net, and interest
     of other partners                                   31,104        (50,977)
                                                      ---------    ------------
    Investments in unconsolidated real estate
     partnerships                                     $  62,415     $  106,488
                                                      ---------    ------------
                                                      ---------    ------------



                                         Three Months Ended   Six Months Ended
                                         ------------------  ------------------
                                         June 30,  June 30,  June 30,  June 30,
                                           1997      1996      1997      1996
                                         --------  --------  --------  --------
    CONDENSED COMBINED STATEMENTS
    OF INCOME
    Total revenues                       $ 19,261  $ 19,760  $ 41,527  $ 41,020
    Costs and expenses:
      Operating, general and
       administrative expenses              5,532     6,871    12,254    13,929
      Interest expense, net                 5,755     5,628    11,291    11,198
      Depreciation and amortization         5,360     5,991    11,557    12,254
                                         --------  --------  --------  --------
      Net income                            2,614     1,270     6,425     3,639
    Other partners' share of income        (1,784)   (1,046)   (4,302)   (2,682)
                                         --------  --------  --------  --------
    Equity in income of unconsolidated
     real estate partnerships            $    830  $    224   $ 2,123  $    957
                                         --------  --------  --------  --------
                                         --------  --------  --------  --------

    Significant accounting policies used by unconsolidated real estate partnerships are similar to those used by the Company.

                             WESTFIELD AMERICA, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED AND IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                    ________


6.  NOTES PAYABLE AND LINE OF CREDIT


                                                                                                     June 30,    December 31,
                                                                                                        1997        1996
                                                                                                    ----------   -----------
Collateralized non-recourse notes to an insurance company, interest only payable
 monthly at 6.15%, due in 1999.                                                                     $  172,000    $  172,000
Collateralized recourse note to an insurance company, interest only payable
 monthly at 8.09%, due in 1999.                                                                         15,000        15,000
Collateralized non-recourse notes to an insurance company, interest only payable
 monthly at 6.51%, due in 2001.                                                                        167,000       167,000
Senior collateralized non-recourse notes, interest only payable quarterly at 6.39%
 until 1997, thereafter principal and interest payable quarterly, due in 2004.                          20,576        20,576
Senior collateralized non-recourse notes bearing interest at 7.33%, $1,620 principal and interest payable quarterly until 1997, interest only payable from
 1997 until 2004, principal and interest payable thereafter, due in 2014.                               55,228        56,429
Unsecured revolving credit facility with a group of banks with a maximum commitment of $600 million, interest only at LIBOR + 1% (6.688% at June
 30, 1997) payable monthly, due in 2000 with options to extend.                                        266,000             -
Unsecured line of credit/collateralized project loan from a bank with a maximum commitment of $50,000, interest only at LIBOR + 1.5%.  This line of credit was
 repaid and retired on June 4, 1997.                                                                         -         5,000
Collateralized recourse construction loan payable to a bank, interest only at
 LIBOR + 1.5%.  This loan was repaid and retired on June 4, 1997.                                            -         4,885
Collateralized non-recourse note payable to an insurance company interest at an
 effective rate of 7.07%, $1,182 principal and interest payable monthly, due in 2000.                  142,946       144,959
Collateralized non-recourse note payable to a bank, interest only at LIBOR +
 1%.  This note was repaid and retired on June 4, 1997.                                                      -        73,350
Collateralized non-recourse note payable to a bank, interest only at LIBOR +
 1%.  This note was repaid and retired on June 4, 1997 .                                                     -        73,450
Collateralized non-recourse construction loan payable to a bank with a maximum commitment of $48,000, interest only payable monthly at LIBOR + 1.45%
 ($21,088 at 7.14% at June 30, 1997) with borrowings totaling $22,073 fixed at
 7.2% through maturity, due in August 1997, with an option to extend to 2000.                           43,161        37,976
                                                                                                    ----------    ----------
                                                                                                    $  881,911    $  770,625
                                                                                                    ----------    ----------
                                                                                                    ----------    ----------

                               WESTFIELD AMERICA, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED AND IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                       ________




6.  NOTES PAYABLE AND LINE OF CREDIT, CONTINUED:

    Interest costs capitalized for the three months ended June 30, 1997 and 1996 and the six months ended June 30, 1997 and 1996, totaled $797, $189, $1,148 and $440, respectively.

    The Company's unsecured revolving credit facility will be used to fund acquisition and redevelopment activities and as a revolving working capital facility. The credit facility agreement provides for restrictive covenants relating to the maintenance of specified financial performance ratios such as minimum net worth, debt service coverage ratio, loan to value, ownership percentages and restrictions on future distributions. As of June 30, 1997, the Company was in compliance with these covenants.

    The annual maturities of notes payable and line of credit as of June 30, 1997 are as follows:

                1997                $  3,324
                1998                   7,022
                1999                 194,542
                2000                 443,818
                2001                 170,157
                Thereafter            63,048
                                    --------
                                    $881,911
                                    --------
                                    --------

                               WESTFIELD AMERICA, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED AND IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                       ________



7.  CAPITAL STOCK

    At June 30, 1997 and December 31, 1996, the total number of shares authorized, issued and outstanding were as follows:

                                                      JUNE 30, 1997              DECEMBER 31, 1996
                                               --------------------------    -------------------------
                                               NUMBER OF       NUMBER OF     NUMBER OF      NUMBER OF
                                                 SHARES          SHARES        SHARES         SHARES
                                               AUTHORIZED     OUTSTANDING    AUTHORIZED    OUTSTANDING
                                               -----------    -----------    -----------   -----------
    Common stock, $.01 par value               200,000,000     73,329,535    225,006,300    52,929,535
    Excess stock, $.01 par value               205,000,000              -              -             -
    Non-voting senior preferred stock,
      $1.00 par value                                  200             15            200           105
    Preferred stock, $1.00 par value of
      which 940,000 shares are
      designated Series A cumulative
      redeemable preferred stock and
      270,000 shares are designated
      Series B cumulative redeemable
      preferred stock                            5,000,000      1,210,000      5,000,000       940,000
    Excess preferred stock, $1.00
      par value                                          -              -      5,000,000             -
    Excess Common Stock, $.01
      par value                                          -              -    200,006,300             -


    The Company declared a special distribution to shareholders of record immediately prior to the closing of the Offering in an amount of $13 million. Additionally, the Company declared a pro rata distribution to shareholders of record immediately prior to the closing of the Offering for the period April 1, 1997 through May 20, 1997 of $13.2 million or $0.22 per share. A distribution was declared on June 23, 1997 to shareholders of record on July 3, 1997 for the period May 21, 1997 through June 30, 1997 of $12.7 million or $0.16 per share, which equates to an annual per share amount of $1.40.

                               WESTFIELD AMERICA, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED AND IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                       ________



7.  CAPITAL STOCK, CONTINUED:

    In connection with the Offering, the Company received $2,528 from the sale of warrants (the "1997 Warrants") to Westfield America Trust ("WAT") which entitles WAT the right to acquire at any time, in whole, or in part, 2,089,552 shares of the Company's common stock at an exercise price of $15 per share. The 1997 Warrants expire in May 2017.

    In conjunction with the Offering, 270,000 shares of Series B Preferred Shares were sold. The holders of Series B Preferred Shares shall be entitled to receive, when declared, cumulative cash distributions equal to the greater of $8.50 per annum or an amount equal to 6.6667 times the dollar amount declared on common shares, subject to adjustment. Series B Preferred Shareholders are entitled to distributions before distributions are distributed to common shareholders. The holders of Series B Preferred Shares have no voting rights unless a distribution is not declared for four quarters, at which time the holders of Series B Preferred Shares (together with the holders of the Series A Preferred Shares) may elect a Director to be added to the Board of Directors. The Company has an option to redeem the Series B Preferred Shares anytime after May 21, 2004 at a redemption price of $100 per share, which is equal to the liquidation preference.

8.  SUPPLEMENTAL CASH FLOW INFORMATION:

    NON CASH INVESTING AND FINANCING INFORMATION:

    Mission Valley Partnership ("Mission Valley") was accounted for under the equity method in 1995 and has been consolidated beginning in 1996. The condensed assets and liabilities of the partnership at December 31,1995 were as follows:

        Net investment in real estate                       $  45,886
        Cash and cash equivalents                               2,389
        Accounts and notes receivable                             891
        Deferred expenses and other assets, net                 1,201
        Notes payable                                         (28,988)
        Accounts payable                                         (798)
        Minority/other partners' interest                         693
                                                          ------------
        WEA's investment in Mission Valley                  $  21,274
                                                          ------------
                                                          ------------

                               WESTFIELD AMERICA, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED AND IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                       ________


8.  SUPPLEMENTAL CASH FLOW INFORMATION, CONTINUED:

    NON CASH INVESTING AND FINANCING INFORMATION, CONTINUED:

    Annapolis Mall Limited Partnership ("Annapolis") was accounted for under the equity method until June 4, 1997 when the Company purchased the remaining 70% partnership interest that it did not already own. Annapolis is now consolidated with the Company. The Company's 30% interest in the condensed assets and liabilities of the partnership on June 3, 1997, were as follows:

            Net investment in real estate                $  38,676
            Cash and cash equivalents                          184
            Accounts and notes receivable                      323
            Deferred expenses and other assets                 322
            Notes payable                                        -
            Accounts payable                                   (91)
                                                        ------------
            WEA's investment in Annapolis                $   39,414
                                                        ------------
                                                        ------------

    The Company's purchase of a 68% managing interest in Wheaton Plaza Regional Shopping Center, LLP, resulted in an increase in minority interest totaling $24,000.

    For the six months ended June 30, 1997 and 1996, construction in process totaling $25,886 and $4,004, respectively, was placed into service.


9.  RELATED PARTIES

    CenterMark Management Company ("CMC"), an entity wholly owned by WHL, entered into an agreement with WEA to manage the properties in WEA's portfolio beginning January 1, 1995. Property management fees totaling $1,143 and $646, net of capitalized leasing fees of $510 and $360, were expensed for the three months ended June 30, 1997 and 1996, respectively. Property management fees totaling $2,071 and $1,374, net of capitalized leasing fees of $1,027 and $666, were expensed for the six months ended June 30, 1997 and 1996, respectively. Included in accounts payable and accrued expenses at June 30, 1997 and December 31, 1996, are management fees payable to CMC totaling $790 and $711, respectively.

    In addition to the management fees, CMC is reimbursed for corporate overhead and mall related payroll costs. Reimbursements to CMC of recoverable property operating costs for the three months ended June 30, 1997 and 1996 and the six months ended June 30, 1997 and 1996 totaled $3,006, $1,695, $6,578 and $3,941, respectively.

    The Company entered into a Master Development Framework Agreement with Westfield Corporation, Inc. ("WCI"), a wholly owned subsidiary of WHL, whereby the Company granted WCI the exclusive right to carry out expansion, redevelopment and related works on WEA wholly owned shopping centers and to endeavor to have WCI be appointed, by the relevant partner, to carry out similar activities for jointly owned real estate partnerships. During the three months ended June 30, 1997 and 1996, and the six months ended June 30, 1997 and 1996, the Company reimbursed WCI $14,812, $8,137, $23,537 and $10,209, respectively, for expansion, redevelopment and related work.

                               WESTFIELD AMERICA, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED AND IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                       ________



9.  RELATED PARTIES, CONTINUED:

    In conjunction with the Company's Recapitalization on July 1, 1996, the Company engaged Westfield U.S. Advisory, L.P. ("Advisor"), a wholly owned subsidiary of WHL, to provide a variety of asset management and investment services, subject to supervision of the Company. In conjunction with the Offering, the Advisory Agreement was amended to entitle the Advisor to an annual fee equal to 25% of the annual Funds from Operations ("FFO") in excess of the Advisory FFO Amount ($114.7 million), but not to exceed 55 basis points of the Net Equity Value
    (as defined) of the Company's assets. The Advisory FFO Amount shall thereafter be increased whenever the Company issues additional Common Stock. The Advisory Fee is not payable for periods through December 31, 1997.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




OVERVIEW

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto for the three and six months ended June 30, 1997 (unaudited) and the Consolidated Financial Statements of the Company for the year ended December 31, 1996 included in the Registration Statement on Form S-11.

GENERAL BACKGROUND

On May 21, 1997 the Company completed an initial public offering whereby the Company issued 20.4 million common shares (including shares issued upon exercise of an over allotment option) (the "Offering") and the sale of 270,000 preferred shares resulting in proceeds totaling $300.5 million, net of underwriting discounts and expenses of the Offering. The proceeds from the Offering, the sale of preferred stock and an increase in borrowings under the Company's unsecured revolving credit facility were used to make a $145 million participating loan to an affiliate secured by a 50% indirect interest in Garden State Plaza, purchase the 70% interest in Annapolis Mall Limited Partnership that the Company did not already own for $133 million, purchase a 68% general partnership interest in Wheaton Plaza Regional Shopping Center, LLP, for $51.5 million and purchase WHL Options for $15.2 million.

At June 30, 1997 and for the six months then ended, the Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 12 centers, the equity in income of six unconsolidated real estate partnerships, the Acquired Properties following their acquisition on July 1, 1996, Annapolis Mall and Wheaton Plaza following their acquisition on or about June 1, 1997, 13 separate department store properties that are net leased to the May Company under financing leases, and a 116-unit apartment complex. At June 30, 1996 and for the six months then ended, the Consolidated Financial Statements and Notes thereto reflect the Annapolis Mall Limited Partnership, the owner of Annapolis Mall, as an unconsolidated real estate partnership. As a result of the above described items and Westfield Holdings management of the Company's properties, the Company's Funds from Operations have increased 42% to $48.3 million for the six months ended June 30, 1997, and 61% to $25.8 million for three months ended June 30, 1997.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 TO THE THREE MONTHS ENDED JUNE 30, 1996

TOTAL REVENUES increased $15.3 million or 47% to $48.1 million for the three months ended June 30, 1997 as compared to $32.8 million for the same period in 1996. The increase is primarily the result of the acquisitions of the Acquired Properties, an additional 70% interest in Annapolis Mall and a 68% managing interest in Wheaton Plaza, which contributed $12.4 million, $1.6 million and $1.3 million of the increase in total revenues, respectively. Additionally, total revenues for the three months ended June 30, 1997 increased $1.9 million reflecting higher rental rates throughout the portfolio and increases in minimum rents and tenant recoveries generated by the Mission Valley, Mid Rivers and Eastland redevelopments offset by lower tenant recoveries due to lower recoverable operating expenses, totaling $1.5 million, and a reduction of service fee income, totaling $0.4 million, due to an amendment to management agreements in conjunction with the Company's Recapitalization in July 1996.

TOTAL EXPENSES increased $5.9 million or 29% to $26.1 million for the three months ended June 30, 1997 as compared to $20.2 million for the same period in 1996. The increase was primarily the result of the acquisitions of the Acquired Properties, an additional 70% interest in Annapolis Mall and a 68% managing interest in Wheaton Plaza, which contributed $6.8 million, $1.1 million and $0.7 million of the increase in total expenses, respectively. Excluding the total expenses incurred by the acquisitions, total expenses decreased $2.7 million due to lower operating expenses, totaling $3.1 million, partially offset by increased depreciation, totaling $0.4 million, due to the Mid Rivers and Mission Valley redevelopments placed in service in 1997.

INTEREST EXPENSE increased $5.4 million or 69% to $13.2 million for the three months ended June 30, 1997 as compared to $7.8 million for the same period in 1996. The increase was primarily due to the acquisition of the Acquired Properties which contributed $4.7 million or 87% of the increase. Excluding interest expense attributable to the Acquired Properties, interest expense increased $0.7 million due to additional borrowings on the Company's corporate credit facility as a result of the purchase of Annapolis Mall and Wheaton Plaza and lower interest capitalized due to the completion of the Mid Rivers and Mission Valley redevelopments.

EQUITY IN INCOME of unconsolidated real estate partnerships increased approximately $0.6 million to $0.8 million for the three months ended June 30, 1997 as compared to $0.2 million for the same period in 1996 due to improved operating results at Meriden Square, Plaza Camino Real and North County Fair as a result of increased specialty leasing, and increased occupancy and rental rates at these centers.

INTEREST AND OTHER INCOME increased $1.6 million to $1.7 million for the three months ended June 30, 1997 as compared to $0.1 million for the same period in 1996. The increase was primarily due to interest earned of $1.4 million on the $145 million participating loan to an affiliate made in conjunction with the Offering. Additionally, the increase in interest income reflects interest earned on temporary investments of proceeds from the Offering.

NET INCOME increased $5.9 million or 121% to $10.8 million for the three months ended June 30, 1997 as compared to $4.9 million for the same period in 1996 for the reasons discussed above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 TO THE SIX MONTHS ENDED JUNE 30, 1996

TOTAL REVENUES increased $30.5 million or 47% to $95.2 million for the six months ended June 30, 1997 as compared to $64.7 million for the same period in 1996. The increase is primarily the result of the acquisitions of the Acquired Properties, an additional 70% interest in Annapolis Mall and a 68% managing interest in Wheaton Plaza, which contributed $25.7 million, $1.6 million and $1.3 million, respectively, or 94% of the increase in total revenues. Excluding the total revenues generated by these acquisitions, total revenues increased $1.9 million due to higher rental rates throughout the portfolio and increases in minimum rents and tenant recoveries generated by the Mission Valley, Mid Rivers and Eastland redevelopments, totaling $3.5 million, partially offset by lower tenant recoveries due to lower recoverable operating expenses, totaling $0.8 million, and a reduction in service fee income of $0.8 million due to an amendment to management agreements in conjunction with the Company's Recapitalization in July of 1996.

TOTAL EXPENSES increased $14.9 million or 38% to $53.6 million for the six months ended June 30, 1997 as compared to $38.7 million for the same period in 1996. The increase was primarily the result of the acquisitions of the Acquired Properties, an additional 70% interest in Annapolis Mall and a 68% managing interest in Wheaton Plaza, which contributed $14.5 million, $1.1 million and $0.7 million, respectively, of the increase in total expenses. Excluding the total expenses incurred by these acquisitions, total expenses decreased $1.4 million due to lower operating expenses, totaling $2.5 million, partially offset by increased depreciation of $1.1 million due to the Mid Rivers and Mission Valley redevelopments placed in service in 1997.

INTEREST EXPENSE increased $10.9 million or 72% to $26.1 million for the six months ended June 30, 1997 as compared to $15.2 million for the same period in 1996. The increase was primarily due to the acquisition of the Acquired Properties which contributed $9.6 million or 88% of the increase in interest expense. Excluding the Acquired Properties, interest expense increased $1.3 million due to additional borrowings on the Company's corporate credit facility as a result of the Offering and purchase of Annapolis Mall and Wheaton Plaza and lower interest capitalized due to the completion of the Mid Rivers and Mission Valley redevelopments.

EQUITY IN INCOME of unconsolidated real estate partnerships increased approximately $1.1 million to $2.1 million for the six months ended June 30, 1997 as compared to $1.0 million for the same period in 1996 due to improved operating results of Meriden Square, Plaza Camino Real and North County Fair as a result of increased specialty leasing and increased occupancy and rental rates at these centers and a recovery of earthquake repair costs totaling $0.3 million which were received by the Topanga Plaza Partnership as a result of the 1994 Northridge earthquake.

INTEREST AND OTHER INCOME increased $1.7 million to $1.9 million for the six months ended June 30, 1997 as compared to $0.2 million for the same period in 1996. The increase was primarily due to interest earned of $1.4 million on the $145 million participating loan to an affiliate made in conjunction with the Offering. Additionally, the increase in interest income reflects interest earned on temporary investments of proceeds from the Offering.

NET INCOME increased $7.2 million or 62% to $18.8 million for the six months ended June 30, 1997 as compared to $11.6 million for the same period in 1996 for the reasons discussed above.

EBITDA - EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION


The Company believes that there are several important factors that contribute to the ability of the Company to increase rent and improve profitability of its shopping centers, including aggregate tenant sales volume, sales per square foot, occupancy levels and tenant costs. Each of these factors has a significant effect on the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company believes that EBITDA is an effective measure of shopping center operating performance because EBITDA is unaffected by the debt and equity structure of the property owner.
EBITDA: (i) does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"); (ii) should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's operating performance; (iii) is not indicative of cash flows from operating, investing and financing activities (determined in accordance with GAAP); and (iv) is not an alternative to cash flows (determined in accordance with GAAP) as a measure of the Company's liquidity.

The Company's total EBITDA before minority interest plus its pro rata share of EBITDA of unconsolidated real estate partnerships ("Total EBITDA") increased from $54.1 million to $79.2 million for the six months ended June 30, 1996 and 1997, respectively, representing an increase of 46%. The growth in Total EBITDA reflects the addition of total gross leasable area ("GLA"), increased rental rates, increased tenant sales, improved occupancy levels and lower operating expenses.

The following is a summary of the unaudited EBITDA of the Company for the periods presented:

                                                  FOR THE THREE         FOR THE SIX
                                                   MONTHS ENDED         MONTHS ENDED
                                                      JUNE 30,            JUNE 30,
                                               -------------------    ------------------
                                                 1997       1996        1997      1996
                                               --------   ---------   --------  --------
                                                       ($ In Thousands)

EBITDA of wholly-owned and consolidated
 real estate partnerships                      $ 36,453    $ 21,257    $ 68,249  $ 43,485
Pro rata share of EBITDA of unconsolidated
 real estate partnerships                         5,924       5,337      12,487    11,530
                                               --------   ---------    --------  --------
Total EBITDA                                   $ 42,377    $ 26,594    $ 80,736  $ 55,015
                                               --------   ---------    --------  --------
                                               --------   ---------    --------  --------
EBITDA after minority interest (1)             $ 41,454    $ 26,127    $ 79,204  $ 54,133
                                               --------   ---------    --------  --------
                                               --------   ---------    --------  --------
Increase in EBITDA after minority interest
 from prior period                                   59%                     46%

(1) EBITDA after minority interest represents earnings before interest, taxes, depreciation and amortization for all Properties excluding minority partners' share of EBITDA in Mission Valley Partnership and Wheaton Plaza Regional Shopping Center, LLP.

FUNDS FROM OPERATIONS

The Company computes Funds from Operations in accordance with standards established by the White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 which defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. In addition, Funds from Operations as computed by the Company may not be comparable to similarly titled figures reported by other REITs.

The following is a summary of the unaudited Funds from Operations of the Company and a reconciliation of net income to Funds from Operations for the periods presented:

                                          FOR THE THREE          FOR THE SIX
                                           MONTHS ENDED          MONTHS ENDED
                                             JUNE 30,               JUNE 30,
                                       -------------------    -------------------
                                         1997       1996        1997       1996
                                       --------   --------    --------   --------
                                                    ($ In Thousands)
Funds from Operations                  $ 25,809   $ 16,039    $ 48,268   $ 33,896
                                       --------   --------    --------   --------
                                       --------   --------    --------   --------
Increase in Funds from Operations
 from prior period                          61%                    42%
                                       --------               --------
                                       --------               --------
Reconciliation:
  Net income                           $ 10,808   $  4,899    $ 18,772   $ 11,607
Plus:
  Amortization of deferred financing
   leases                                   508        473       1,007        939
  Depreciation and amortization from
   consolidated properties               12,210      8,194      23,758     16,259
  The Company's share of depreciation
   and amortization from unconsolidated
   real estate partnerships               2,490      2,583       5,160      5,285
Less:
  Minority interest portion of
   depreciation and amortization           (207)      (110)       (429)      (194)
                                       --------   --------    --------   --------
  Funds from Operations                $ 25,809   $ 16,039    $ 48,268   $ 33,896
                                       --------   --------    --------   --------
                                       --------   --------    --------   --------

PORTFOLIO DATA

SEASONALITY

The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season, when tenant occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve a substantial portion of their specialty (temporary tenant) rents during the holiday season. As a result of the above, earnings are generally highest in the fourth quarter of each year.

The following table summarizes certain quarterly operating data for 1996 and the first two quarters of 1997:

                            1ST            2ND            3RD            4TH            1ST            2ND
                          QUARTER        QUARTER        QUARTER        QUARTER        QUARTER        QUARTER
                           1996           1996           1996           1996           1997           1997
                        ----------     ----------     ----------     ----------     ----------     ----------
                                                            ($ In Thousands)
Mall store sales (1)    $  266,944     $  290,183     $  297,801     $  454,838     $  274,889     $  300,845
Revenues                $   51,072     $   49,964     $   67,047     $   70,617     $   70,160     $   69,683
Percentage Leased (2)          88%            89%            90%            92%            91%            92%


(1) Excluding North County Fair and recently acquired Wheaton Plaza.
(2) Excluding redevelopment centers and the recently acquired Wheaton Plaza.


REPORTED TENANT SALES VOLUME AND SALES PER SQUARE FOOT

Total sales for mall stores affect revenue and profitability levels of the Company because they determine the amount of minimum rent the Company can charge, the percentage rent it realizes and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay. Mall store sales for Centers under Westfield Holdings management for the six months ended June 30, 1997, (excluding North County Fair) increased 4% on a per square foot basis over the same period in 1996. The Company believes these sales levels enhance the Company's ability to obtain higher rents from tenants.

The table below sets forth mall store sales and per square foot percentage increases over the same period in 1996 for Centers under Westfield Holdings management (excluding North County Fair) in the East Coast, the Mid West and the West Coast regions of the United States.

                                    THREE MONTHS           SIX MONTHS
                                        ENDED                 ENDED
                                   JUNE 30, 1997          JUNE 30, 1997
                                --------------------   --------------------
                                   MALL     INCREASE      MALL     INCREASE
                                  STORE        PER       STORE        PER
                                  SALES      SQ. FT.     SALES      SQ. FT.
                                --------    --------   --------    --------
                                ($000's)               ($000's)

East Coast                      $160,313       3.4%    $304,516       3.6%
Mid West                          39,159       3.0%      75,463       3.1%
West Coast                       116,706       5.9%     225,915       6.2%
                                --------    --------   --------    --------
Total Centers                   $316,178       4.0%    $605,894       4.3%
                                --------    --------   --------    --------
                                --------    --------   --------    --------

LEASING

The amount of leased mall store space at centers not under redevelopment for the relevant period ("Stabilized Centers") managed by Westfield Holdings (including the Acquired Properties as if they were owned by the Company as of June 30, 1996 and excluding the recently acquired Wheaton Plaza) increased from 89% at June 30, 1996 to 92% at June 30, 1997, excluding temporary leases with durations of less than one year. The Company excludes temporary leasing from the calculation of leased mall store space since such leases are on a short-term basis (30 days to 11 months) and are subject to termination by the Company on 30 days notice. The following table sets forth leased status for the Stabilized Centers managed by Westfield Holdings in the East Coast, the Mid West and the West Coast regions of the United States (including the Acquired Properties as if they were owned by the Company as of June 30, 1996 and excluding the recently acquired Wheaton Plaza).

                                    JUNE 30,     JUNE 30,
                                      1997         1996
                                    --------     --------
East Coast                            93%           90%
Mid West                              92%           92%
West Coast                            91%           87%
Total Centers                         92%           89%



RENTAL RATES

As leases have expired, the Company has generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In a period of increasing sales, rents on new leases will tend to rise as tenants' expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason. However, revenues nevertheless increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases. The following table contains certain information regarding base rent per square foot of the mall stores under Westfield Holdings management that have been executed since January 1, 1996.

                                            FOR THE THREE       FOR THE SIX
                                            MONTHS ENDED        MONTHS ENDED
                                               JUNE 30,           JUNE 30,
                                           --------------      --------------
                                            1997    1996        1997    1996
                                           ------  ------      ------  ------
Average base rent of all mall store
 leases, end of the period                 $27.50  $26.41      $27.50  $26.41
Leases expired during the period            28.55   19.94       27.26   22.29
Leases executed during the period           27.61   26.26       28.72   27.19

LIQUIDITY AND CAPITAL RESOURCES

On June 2, 1997, the Company obtained a $600 million unsecured revolving credit facility from National Australia Bank, Australia and New Zealand Banking
Group, Commonwealth Bank of Australia and Union Bank of Switzerland. A portion of the proceeds of the facility totaling $164.4 million was used to repay existing mortgage loans. The unused portion of the loan will be utilized by the Company to fund its acquisition and redevelopment activities and as a revolving working capital facility. Borrowings under the loan facility are limited to 60% of the value of the negative pledged properties. The loan matures in May 2000 with options to extend.

At June 30, 1997, the Company's balance of cash and cash equivalents was $43.4 million not including its proportionate share of cash held by unconsolidated real estate partnerships. In addition to its cash reserves, the Company had unused capacity under its unsecured revolving credit facility totaling $334.0 million.

The Company's consolidated indebtedness at June 30, 1997 was $881.9 million, of which $719.8 million is fixed-rate debt and $162.1 million is variable rate debt after considering the interest rate protection agreement totaling $125 million (see discussion below). Additionally, the Company entered into an interest rate exchange agreement beginning July 1997 and expiring in January 1999 with a notional principal amount totaling $100 million which provides that the Company will pay 5.99% per annum. The interest rate on the fixed-rate debt ranges from 6.15% to 8.09%. The Company's pro-rata share of debt-to-total market capitalization, based on the share price on June 30, 1997 was 41.8%.

At June 30, 1997, the Company had two swap agreements with respect to interest currently payable by the Company. Interest rate swaps are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by any of the counterparties. Under one of the swap agreements, which has a notional amount of $125.0 million, the Company is credited interest at LIBOR and incurs interest at a fixed rate of 5.75%. Under the second swap agreement, which has a notional amount of $9.8 million, the Company incurs interest at LIBOR and is credited interest at a fixed rate of 6.23%. Both swap agreements expire at various dates in 2000.

The Company has also entered into interest rate exchange agreements to manage future interest rates. These agreements consist of swaps and involve the future receipt, corresponding with the expiration of existing fixed rate mortgage debt, of a floating rate based on LIBOR and the payment of a fixed rate. At June 30, 1997, the Company had interest rate exchange agreements beginning February 11, 1999 and expiring after three years with notional principal amounts totaling $90.0 million which provide that the Company will pay 6.125% per annum and interest rate exchange agreements beginning in February 1999 and April 2000 and expiring at various dates in 2002 with notional principal amounts totaling $227.0 million which provide that the Company will pay 6.25% per annum. These exchange rate agreements ensure that, upon the expiration of certain of the Company's mortgage debt, if the Company refinances such debt with new LIBOR based loans, the interest rate on such loans will be no more than 6.125% or 6.25%, respectively, plus the applicable spread of the loan at such time.

The historical sources of capital used to fund the Company's operating expenses, interest expense, recurring capital expenditures and non-recurring capital expenditures (such as major building renovations and expansions) have been: (i) Funds from Operations, (ii) property financing and (iii) capital contributions. The Company anticipates that all development projects, expansion projects and potential acquisitions will be funded by external financing sources.

Capital expenditures, excluding property acquisitions, were $30.6 million and $17.4 million for the six months ended June 30, 1997 and 1996, respectively. The following table shows the components of capital expenditures.

                                            FOR THE SIX
                                            MONTHS ENDED
                                              JUNE 30,
                                        ------------------
                                          1997      1996
                                        --------  --------
                                          (In Thousands)
        Renovations and expansions      $ 25,957  $ 15,013
        Tenant allowances                  2,898     1,540
        Capital leasing costs              1,541       799
        Other capital expenditures           239        80
                                        --------  --------
            Total                       $ 30,635  $ 17,432
                                        --------  --------
                                        --------  --------

The Company believes that redevelopment, repositioning and expansion are key to maximizing the use and performance of its assets and increasing its income growth and capital appreciation. The Company is continually evaluating the redevelopment potential of its properties and anticipates that it will pursue opportunities for substantial redevelopment and repositioning at the properties. The Company believes that these projects will enable the existing Centers both to compete better within their existing markets and to attract new customers and therefore attain a stronger market position and an expanded customer base. The Company believes that most of its Centers, even those which have undergone redevelopment in the past five years, have continuing redevelopment potential.

Redevelopment has recently been completed or substantially completed at the following Centers:

-  Eastland Center in West Covina, California, which opened in 1955 and was formerly anchored by an empty department store that had been occupied by the May Company, has been substantially converted from an out-dated enclosed mall into a power center through the renovation of the existing Mervyn's and the addition of a new Target discount store and additional Big Box Retailers and Category Killers retailers, including Old Navy, Burlington Coat Factory, Loehmann's, Chick's Sporting Goods, Club Disney and Babies R' Us in order to reposition the Center within its trade area and to complement the Plaza at West Covina, a super regional shopping
   center owned by the Company.   The May Company store that occupied the
   space was relocated to The Plaza at West Covina. The redevelopment is scheduled to be completed in 1997.

- Enfield Square in Enfield, Connecticut, which opened in 1971, was redeveloped with the addition of a Sears store that opened in Spring 1997. The Sears store replaces a small Steiger's store which the Company purchased as an opportunity to upgrade and expand the Center. Enfield Square will now have three Anchors: Filene's, JCPenney and Sears.

- Mid Rivers Mall in St. Peters, Missouri, which opened in 1987, had three Anchors before the recent redevelopment: Famous Barr, Dillard's and Sears. In Fall 1996, a fourth Anchor, a 125,000 square-foot JCPenney store and an additional 40,000 square feet of Mall GLA were added.

- Mission Valley Center in San Diego, California, which opened in 1961, was redeveloped in 1996 with the addition of Bed Bath & Beyond, Nordstrom Rack, Michael's and Loehmann's. In addition, a 75,000 square foot, 4,500 seat, 20 screen AMC Theater and theme restaurants were added. The redevelopment and renovation is substantially complete.

The Company is currently redeveloping South Shore Mall in Bay Shore, New York. The redevelopment involves the addition of a Sears store and 40,000 square feet of Mall GLA. The addition of a Sears store will provide the Center with three Anchors and expands the Center from a regional shopping center to a super regional shopping center. Project completion is scheduled for Fall 1997.

Capital expenditures were financed by external funding and recovery of costs from tenants where applicable. The Company is currently involved in several development projects and had outstanding commitments with contractors totaling approximately $37.7 million as of June 30, 1997, which will be funded through existing mortgage debt and the unsecured revolving credit facility.

The Company anticipates that its Funds from Operations will provide the necessary funds on a short and long term basis for its operating expenses, interest expense on outstanding indebtedness and all distributions to the shareholders in accordance with the REIT requirements. Sources of recurring and non-recurring capital expenditures on a short term and long term basis, such as major building renovations and expansion, as well as for scheduled principal payments, including balloon payments on outstanding indebtedness are expected to be obtained from: (i) additional debt financing, (ii) additional equity and
(iii) working capital reserves.

Although no assurance can be given, the Company believes that it will have access to capital resources sufficient to satisfy the Company's cash requirements and expand and develop its business in accordance with its strategy for growth.

PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

The Company currently is neither subject to any material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business. Based on consultation with counsel, management believes that these items will not have a material adverse impact on the Company's consolidated financial position or results of operations.

ITEM 2:  CHANGES IN SECURITIES

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By unanimous written consent, dated May 12, 1997, the Stockholders of the Company voted to approve the amendment of, and the amendment and restatement of, the Company's Articles of Incorporation and the amendment and restatement of the Company's By-laws.

ITEM 5:  OTHER INFORMATION

None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits:
            Exhibit No.         Description
            -----------------------------------------------------------------
             3.1                Restated Articles of Incorporation
                                of the Company

             3.2                Certificate of Designation for Series B
                                Preferred Stock

             3.3                Second Amended and Restated By-Laws of
                                the Company

            10.1                Unsecured revolving Credit Agreement
                                dated as of May 30, 1997

            27.1                Financial data schedule

    (b)   Reports on Form 8-K

          Form 8K was filed during the current period, on June 19, 1997. Under Item 2-Acquisitions or Disposition of Assets, the Company reported that it acquired the additional 70% interest in Annapolis Mall, in Annapolis Maryland, that it did not already own for $133 million.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WESTFIELD AMERICA, INC.


Date:     August 14, 1997             By: /s/ PETER S. LOWY
      ------------------------------     ------------------------------
                                          Peter S. Lowy
                                          Co-President

                                           /s/ RICHARD E. GREEN
                                          --------------------------------
                                           Richard E. Green
                                           Co-President

                                           /s/ MARK A. STEFANEK
                                          --------------------------------
                                           Mark A. Stefanek
                                           Chief Financial Officer and Treasurer