Form 10-Q
period 1997-09-30
WESTFIELD AMERICA INC
filed 1997-11-14
CIK 913283

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       or

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
    OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to

                        Commission file number 333-22731

                            WESTFIELD AMERICA, INC.

             (Exact name of registrant as specified in its charter)

              MISSOURI                      43-0758627
   (State or other jurisdiction of       (I.R.S. Employer
   incorporation or organization)       Identification No.)

      11601 WILSHIRE BOULEVARD                 90025
             12TH FLOOR                     (Zip Code)
       LOS ANGELES, CALIFORNIA
   (Address of principal executive
              offices)

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

    Yes _X_ No ____

    As of November 14, 1997, 73,329,535 shares of common stock, par value $.01 per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            WESTFIELD AMERICA, INC.
                                   FORM 10-Q
                                     INDEX

                                                                                                                PAGE
                                                                                                             -----------
PART I--FINANCIAL INFORMATION

  Item 1: Financial Statements

    Consolidated Balance Sheets as of September 30, 1997 (unaudited) and
      December 31, 1996                                                                                               3

    Consolidated Statements of Income (unaudited) for the three months ended September 30, 1997 and 1996
     and for the nine months ended September 30, 1997 and 1996                                                        4

    Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 1997 and 1996           5

    Notes to Consolidated Financial Statements (unaudited)                                                            6

  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations                      15

PART II--OTHER INFORMATION

  Items 1 through 6                                                                                                  25

  Signatures                                                                                                         26

                            WESTFIELD AMERICA, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                               SEPTEMBER 30,   DECEMBER 31,
                                                   1997            1996
                                               -------------   ------------
                                                (UNAUDITED)
ASSETS
Investment in Real Estate:
  Land                                          $  273,860      $  196,810
  Buildings, improvements and equipment          1,386,975         975,224
  Less accumulated depreciation                   (221,578)       (110,260)
                                               -------------   ------------
    Net property and equipment                   1,439,257       1,061,774
  Construction in progress                          10,521          49,821
  Investments in unconsolidated real estate
    partnerships                                    50,570         106,488
  Participating loan to an affiliate               145,000              --
  Direct financing leases receivable, net           90,369          92,351
                                               -------------   ------------
    Net investment in real estate                1,735,717       1,310,434
  CASH AND CASH EQUIVALENTS                         12,922           6,729
  ACCOUNTS AND NOTES RECEIVABLE (net of
    allowance of $3,571, and $6,441 in 1997
    and 1996, respectively)                         29,152          19,716
  DEFERRED EXPENSES AND OTHER ASSETS, net           32,411           7,691
                                               -------------   ------------
    Total assets                                $1,810,202      $1,344,570
                                               -------------   ------------
                                               -------------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable and line of credit              $  954,057      $  770,625
  Accounts payable and accrued expenses             41,849          33,380
  Distribution payable                              28,350          21,981
  Minority interests                                24,741              54
                                               -------------   ------------
    Total liabilities                            1,048,997         826,040
                                               -------------   ------------
Shareholders' Equity (Note 7):
  Common stock                                         733             529
  Preferred stock                                  121,000          94,000
  Additional paid-in capital                       639,472         424,001
                                               -------------   ------------
    Total shareholders' equity                     761,205         518,530
                                               -------------   ------------
    Total liabilities and shareholders'
      equity                                    $1,810,202      $1,344,570
                                               -------------   ------------
                                               -------------   ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                            WESTFIELD AMERICA, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS            NINE MONTHS
                                                                  ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                                  --------------------  ------------------------
                                                                    1997       1996        1997         1996
                                                                  ---------  ---------  -----------  -----------
REVENUES:
  Minimum rents                                                   $  39,159  $  30,452  $   103,227  $    72,376
  Tenant recoveries                                                  18,592     13,549       46,941       33,622
  Percentage rents                                                       55        313        2,562        2,030
  Service fee income from unconsolidated real estate
    partnerships                                                        147        190          411        1,206
                                                                  ---------  ---------  -----------  -----------
    Total revenues                                                   57,953     44,504      153,141      109,234
                                                                  ---------  ---------  -----------  -----------
EXPENSES:
  Operating                                                          17,590     14,292       45,050       35,103
  Management fees                                                     1,152        788        3,223        2,162
  General and administrative                                             41        131          335          378
  Depreciation and amortization                                      14,952     10,926       38,686       27,185
                                                                  ---------  ---------  -----------  -----------
    Total expenses                                                   33,735     26,137       87,294       64,828
                                                                  ---------  ---------  -----------  -----------
OPERATING INCOME                                                     24,218     18,367       65,847       44,406
INTEREST EXPENSE, NET                                               (14,906)   (12,484)     (40,988)     (27,674)
OTHER INCOME
  Equity in income of unconsolidated real estate partnerships         1,122        830        3,245        1,787
  Interest and other income                                           3,648        305        5,502          551
                                                                  ---------  ---------  -----------  -----------
INCOME BEFORE MINORITY INTEREST                                      14,082      7,018       33,606       19,070
MINORITY INTEREST IN EARNINGS OF CONSOLIDATED REAL ESTATE
  PARTNERSHIPS                                                         (938)      (322)      (1,690)        (767)
                                                                  ---------  ---------  -----------  -----------
NET INCOME                                                        $  13,144  $   6,696  $    31,916  $    18,303
                                                                  ---------  ---------  -----------  -----------
                                                                  ---------  ---------  -----------  -----------
Net income allocable to preferred shares                          $   2,685  $   2,067  $     8,745  $     2,069
Net income allocable to common shares                                10,459      4,629       23,171       16,234
                                                                  ---------  ---------  -----------  -----------
                                                                  $  13,144  $   6,696  $    31,916  $    18,303
                                                                  ---------  ---------  -----------  -----------
                                                                  ---------  ---------  -----------  -----------
EARNINGS PER COMMON SHARE                                         $    0.14  $    0.09  $      0.37  $      0.34
                                                                  ---------  ---------  -----------  -----------
                                                                  ---------  ---------  -----------  -----------
DISTRIBUTIONS DECLARED PER COMMON SHARE                           $    0.35  $    0.35  $      1.24  $      1.14
                                                                  ---------  ---------  -----------  -----------
                                                                  ---------  ---------  -----------  -----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                             73,330     52,930       62,868       47,774
                                                                  ---------  ---------  -----------  -----------
                                                                  ---------  ---------  -----------  -----------

   The accompanying notes are an integral part of the consolidated financial statements.

                            WESTFIELD AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                           NINE MONTHS ENDED
                                                                                     ------------------------------
                                                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                                                          1997            1996
                                                                                     --------------  --------------
OPERATING ACTIVITIES:
  Net income                                                                          $     31,916     $   18,303
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                           38,957         27,588
    Equity in income of unconsolidated real estate partnerships                             (3,245)        (1,787)
    Minority interest in earnings of consolidated real estate partnerships                   1,690            767
  Changes in assets and liabilities:
    Accounts and notes receivable                                                           (8,178)        (6,737)
    Deferred expenses and other assets                                                      (6,981)        (2,264)
    Accounts payable and accrued expenses                                                    7,248           (591)
                                                                                     --------------  --------------
  Net cash flows provided by operating activities                                           61,407         35,279
                                                                                     --------------  --------------

INVESTING ACTIVITIES:
  Capital expenditures                                                                    (257,717)       (91,495)
  Participating loan to an affiliate                                                      (145,000)            --
  Purchase Westfield Holdings Limited Options                                              (15,184)            --
  Cash distributions received from unconsolidated real estate partnerships                   8,524          8,336
  Notes receivable repayments                                                                  581             76
  Direct financing leases receivable payments                                                1,982          1,400
  Cash and cash equivalents of consolidated real estate partnerships                         1,083          2,389
  Decrease in restricted cash                                                                   --            100
                                                                                     --------------  --------------
  Net cash flows used in investing activities                                             (405,731)       (79,194)
                                                                                     --------------  --------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                   306,000        340,402
  Proceeds from issuance of preferred stock                                                 27,000         94,003
  Initial public offering stock issuance costs                                             (31,550)       (29,000)
  Cash distributions paid to preferred shareholders                                         (8,253)            (3)
  Cash distributions paid to common shareholders                                           (75,056)       (50,946)
  Shareholder recontribution of distributions                                                   --          3,427
  Cash distribution paid to minority interests                                              (1,003)          (218)
  Redemption of common shares                                                                   --       (218,000)
  Redemption of preferred shares                                                               (53)            --
  Proceeds from notes payable and line of credit                                           433,243         96,924
  Principal payments on notes payable and line of credit                                  (299,811)      (178,039)
                                                                                     --------------  --------------
  Net cash flows provided by financing activities                                          350,517         58,550
                                                                                     --------------  --------------
  Net increase in cash and cash equivalents                                                  6,193         14,635
CASH AND CASH EQUIVALENTS, beginning of period                                               6,729             --
                                                                                     --------------  --------------
CASH AND CASH EQUIVALENTS, end of period                                              $     12,922     $   14,635
                                                                                     --------------  --------------
                                                                                     --------------  --------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amounts capitalized)                                             $     40,729     $   28,868
                                                                                     --------------  --------------
                                                                                     --------------  --------------

   The accompanying notes are an integral part of the consolidated financial statements.

                            WESTFIELD AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1. INTERIM FINANCIAL STATEMENTS

    The accompanying Consolidated Financial Statements of Westfield America, Inc. ("WEA" or the "Company") are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the Consolidated Financial Statements for these interim periods have been included. The results for the interim period ended September 30, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited Consolidated Financial Statements should be read in conjunction with the December 31, 1996 audited Consolidated Financial Statements and notes thereto included in the WEA registration statement on Form S-11 filed on May 15, 1997.

    Certain amounts in the 1996 Consolidated Financial Statements have been reclassified to conform to the 1997 presentation.

2. ORGANIZATION AND CHANGES IN OWNERSHIP

    WEA is primarily in the business of owning, operating, leasing, developing, redeveloping and acquiring super regional and regional retail shopping centers in major metropolitan areas in the United States.

    On May 21, 1997 the Company completed an initial public offering whereby the Company issued 20,400 common shares (including shares issued upon exercise of an over allotment option) (the "Offering") and the sale of 270 preferred shares resulting in proceeds totaling $300,200, net of underwriting discounts and expenses of the Offering. The proceeds from the Offering, the sale of preferred stock and an increase in borrowings under the Company's unsecured revolving credit facility were used to make a $145,000 participating loan to two wholly owned indirect subsidiaries of Westfield Holdings Limited ("WHL"), purchase the 70% interest in Annapolis Mall Limited Partnership that the Company did not already own and certain adjacent property for $133,000, purchase a 68% managing interest in Wheaton Plaza Regional Shopping Center, LLP for $51,500 and purchase WHL Options to acquire ordinary shares of WHL for $15,184 (as further described in footnote 4).

3. BASIS OF PRESENTATION

    The Company conducts its business through its divisions, wholly-owned subsidiaries and affiliates. The Consolidated Financial Statements include the accounts of the Company and all subsidiaries and partnerships over which the Company is able to exercise significant control. The Company does not consider itself to be in control when the other partners have important approval rights over major actions. Investments as a general and/or limited partner in non-controlled partnerships are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior

                            WESTFIELD AMERICA, INC.

             (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

periods. Under the new requirements for calculating primary earnings per share, the dilutive effects of stock options will be excluded. The new standard will have no impact on the Company's primary earnings per common share for the three and nine months ended September 30, 1997 and 1996.

4. ACQUISITIONS

    Prior to September 22, 1997, the Company held a 50% managing general partnership interest in Meriden Square Partnership ("MSP"), the owner of Meriden Square Shopping Center, located in Meriden, Connecticut. On September 22, 1997, the Company contributed $50,000 to MSP for which the Company obtained an additional 27.2% partnership interest in MSP. MSP used the proceeds to repay its mortgage debt. Immediately thereafter, MSP distributed a 5.06% undivided interest in the Meriden Square Shopping Center to the minority partner in MSP. Simultaneously, the Company paid $23,500 for the remaining interest in MSP that it did not currently own (22.8%). After these transactions, the Company owned all of the Partnership interests in MSP and MSP owned a 94.9% undivided interest in the Meriden Square Shopping Center.

    Prior to June 4, 1997, the Company held a 30% general partnership interest in Annapolis Mall Limited Partnership, the owner of Annapolis Mall, located in Annapolis, Maryland. On June 4, 1997, the Company purchased the interest in Annapolis Mall Limited Partnership that it did not currently own (70%) and an adjoining 13.2 acre parcel of land for $133,000.

    On May 31, 1997, the Company paid $51,500 to acquire a 68% managing interest in Wheaton Plaza Regional Shopping Center, LLP, the owner of Wheaton Plaza, which is located in Wheaton, Maryland.

    In May 1997, the Company made participating loans totaling $145,000 to two wholly-owned, indirect subsidiaries of WHL which have a combined 50% partnership interest in Westland Garden State Plaza Limited Partnership, the owner of Garden State Plaza, a super regional shopping center located in Paramus, New Jersey. The non-recourse loans provide for interest only at a fixed annual rate of 8.5% and are secured by the borrowers' 50% indirect interest in Garden State Plaza. The Company is entitled to receive participating interest based on 80% of the borrowers' share of the adjusted cashflow (as defined) from Garden State Plaza subject to an annual aggregate limit of fixed and participating interest in an amount equal to 11%. The loan matures in May 2007.

    In May 1997, the Company acquired 9,800 non-transferable WHL Options (the "WHL Options") for $15,184. Each WHL Option entitles the Company to acquire one WHL ordinary share at a price equal to AUS $23.33 per share. The Company cannot exercise the WHL Options until May 2000 and the WHL Options expire in May 2002.

    The operations of the Company include Connecticut Post Mall, South Shore Mall and Trumbull Shopping Park (the "Acquired Properties") the indirect ownership of which was acquired by the Company on July 1, 1996, Wheaton Plaza, Annapolis Mall and Meriden Square partnerships purchased on May 31, 1997, June 4, 1997 and September 22, 1997, respectively, and interest earned from loans made to two wholly owned indirect subsidiaries of WHL on May 21, 1997. Funds for the purchase of the Acquired Properties were obtained from the recapitalization of the Company in July 1996 (the "Recapitalization"). Funds for the purchase of Annapolis Mall and Wheaton Plaza, the purchase of WHL Options and the loans to WHL subsidiaries were obtained from the Company's initial public offering of 20,400 shares of common stock at $15.00 per share, the sale of 270 shares of Series B Preferred shares and an increase in the borrowings under the Company's unsecured

                            WESTFIELD AMERICA, INC.

             (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

revolving credit facility. The funds for the purchase of Meriden Square Partnership were obtained from the Company's unsecured revolving credit facility.

    The unaudited Pro Forma Condensed Consolidated Statements of Income, below, are presented as if the Company's Recapitalization, initial public offering, acquisitions of the Acquired Properties, Wheaton Plaza, Annapolis Mall, Meriden Square Partnership and WHL Options and loans made to subsidiaries of WHL had occurred on January 1, 1996. The unaudited Pro Forma Condensed Consolidated Statements of Income is not necessarily indicative of what the actual results of the Company would have been had these transactions been consummated as of the beginning of the year presented, nor do they purport to present the future operations of the Company.

                                                                                         PRO FORMA FOR THE
                                                                                         NINE MONTHS ENDED
                                                                                   ------------------------------
                                                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                                                        1997            1996
                                                                                   --------------  --------------
REVENUES:
  Minimum and percentage rents                                                      $    124,118    $    119,159
  Tenant recoveries and service fee income                                                52,977          54,032
                                                                                   --------------  --------------
  Total revenues                                                                         177,095         173,191
EXPENSES:
  Operating                                                                               50,563          55,703
  Management fees                                                                          4,307           4,238
  General and administrative                                                                 335             378
  Depreciation and amortization                                                           45,106          41,689
                                                                                   --------------  --------------
OPERATING INCOME                                                                          76,784          71,183
  Interest expense, net                                                                  (45,628)        (43,425)
  Equity in income (loss) of unconsolidated real estate partnerships                       1,128            (876)
  Interest and other income                                                               10,500           9,994
                                                                                   --------------  --------------
INCOME BEFORE MINORITY INTEREST                                                           42,784          36,876
  Minority interest in earnings of consolidated real estate partnerships                  (2,905)         (2,492)
                                                                                   --------------  --------------
NET INCOME                                                                          $     39,879    $     34,384
                                                                                   --------------  --------------
                                                                                   --------------  --------------
  Net income allocable to preferred shares                                          $      7,693    $      7,693
  Net income allocable to common shares                                                   32,186          26,691
                                                                                   --------------  --------------
                                                                                    $     39,879    $     34,384
                                                                                   --------------  --------------
                                                                                   --------------  --------------
EARNINGS PER SHARE                                                                  $       0.44    $       0.36
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                            WESTFIELD AMERICA, INC.

             (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

5. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE PARTNERSHIPS

    As of September 30, 1997, the Company is a general and managing partner in three real estate partnerships, a limited partner in one real estate partnership and both a general and limited partner in one real estate partnership. On September 22, 1997, the Company completed the acquisition of the 50% interest it did not own in Meriden Square Partnership and on June 4, 1997, the Company completed the acquisition of the 70% interest it did not own in Annapolis Mall Limited Partnership (Note 4). The Company's interest in each partnership as of September 30, 1997, is as follows:

                                               PERCENTAGE
PROPERTY                      LOCATION          INTEREST
----------------------  --------------------  -------------
Plaza Camino Real       Carlsbad, CA                 40.0
Topanga Plaza           Canoga Park, CA              42.0
Vancouver Mall          Vancouver, WA                50.0
West Valley             Canoga Park, CA              42.5
North County Fair       Escondido, CA                45.0

    A summary of the condensed balance sheets and statements of income for all unconsolidated real estate partnerships on a combined basis is as follows:

                                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                                         1997           1996
                                                                                    --------------  -------------
CONDENSED COMBINED BALANCE SHEETS
Investment in real estate:
  Land, building and improvements, at cost                                           $    294,729    $   551,145
  Less accumulated depreciation                                                          (106,776)      (167,020)
  Construction in progress                                                                  1,208          1,115
                                                                                    --------------  -------------
Net investment in real estate                                                             189,161        385,240
Note payable to affiliate                                                                      --         (1,156)
Other notes payable                                                                      (175,635)      (226,619)
Other assets and liabilities, net, and interest of other partners                          37,044        (50,977)
                                                                                    --------------  -------------
Investments in unconsolidated real estate partnerships                               $     50,570    $   106,488
                                                                                    --------------  -------------
                                                                                    --------------  -------------

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 ------------------------------  ------------------------------
                                                 SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                      1997            1996            1997            1996
                                                 --------------  --------------  --------------  --------------
CONDENSED COMBINED STATEMENTS OF INCOME
Total revenues                                     $   18,608      $   22,030      $   60,135      $   63,050
Costs and expenses:
  Operating, general and administrative                 5,495           6,982          17,749          20,912
  Interest expense, net                                 5,287           5,548          16,578          16,746
  Depreciation and amortization                         3,432           6,242          14,989          17,470
                                                 --------------  --------------  --------------  --------------
  Net income                                            4,394           3,258          10,819           7,922
Other partners' share of income                        (3,272)         (2,428)         (7,574)         (6,135)
                                                 --------------  --------------  --------------  --------------
Equity in income of unconsolidated real estate
  partnerships                                     $    1,122      $      830      $    3,245      $    1,787
                                                 --------------  --------------  --------------  --------------
                                                 --------------  --------------  --------------  --------------

Significant accounting policies used by unconsolidated real estate partnerships are similar to those used by the Company.

                            WESTFIELD AMERICA, INC.

             (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

6. NOTES PAYABLE AND LINE OF CREDIT

                                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                                         1997           1996
                                                                                    --------------  -------------
Collateralized non-recourse notes to an insurance company, interest only payable
  monthly at 6.15%, due in 1999.                                                     $    172,000    $   172,000
Collateralized recourse note to an insurance company, interest only payable
  monthly at 8.09%, due in 1999.                                                           15,000         15,000
Collateralized non-recourse notes to an insurance company, interest only payable
  monthly at 6.51%, due in 2001.                                                          167,000        167,000
Senior collateralized non-recourse notes, interest only payable quarterly at 6.39%
  until 1997, thereafter principal and interest payable quarterly, due in 2004.            20,020         20,576
Senior collateralized non-recourse notes bearing interest at 7.33%, $1,620 principal and interest payable quarterly until 1997, interest only payable from
  1997 until 2004, principal and interest payable thereafter, due in 2014.                 55,167         56,429
Collateralized non-recourse note payable to an insurance company, interest at an effective rate of 7.10%, $1,182 principal and interest payable monthly, due in
  2000.                                                                                   141,915        144,959
Unsecured revolving credit facility with a group of banks with a maximum commitment of $600,000, interest only at LIBOR + 1% (6.656% at September 30,
  1997) payable monthly, due in 2000 with options to extend.                              339,000             --
Unsecured line of credit/collateralized project loan from a bank with a maximum commitment of $50,000, interest only at LIBOR + 1.5%. This line of credit was
  repaid and retired on June 4, 1997.                                                          --          5,000
Collateralized recourse construction loan payable to a bank, interest only at
  LIBOR + 1.5%. This loan was repaid and retired on June 4, 1997.                              --          4,885
Collateralized non-recourse note payable to a bank, interest only at LIBOR + 1%.
  This note was repaid and retired on June 4, 1997.                                            --         73,350
Collateralized non-recourse note payable to a bank, interest only at LIBOR + 1%.
  This note was repaid and retired on June 4, 1997.                                            --         73,450
Collateralized non-recourse construction loan payable to a bank with a maximum commitment of $48,000, interest only payable monthly at LIBOR + 1.45% due in
  December 1997, with an option to extend to 2000.                                         43,955         37,976
                                                                                    --------------  -------------
                                                                                     $    954,057    $   770,625
                                                                                    --------------  -------------
                                                                                    --------------  -------------

    Interest costs capitalized for the three months ended September 30, 1997 and 1996 and the nine months ended September 30, 1997 and 1996, totaled $177, $426, $1,325 and $866, respectively.

    The Company's unsecured revolving credit facility will be used to fund acquisition and redevelopment activities and as a revolving working capital facility. The credit facility agreement provides for restrictive covenants relating to the maintenance of specified financial performance ratios such as

                            WESTFIELD AMERICA, INC.

        (UNAUDITED AND IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

minimum net worth, debt service coverage ratio, loan to value, ownership percentages and restrictions on future distribution payments. As of September 30, 1997, the Company was in compliance with these covenants.

    The annual maturities of notes payable and line of credit as of September 30, 1997 are as follows:

1997                                                               $   1,676
1998                                                                   7,022
1999                                                                 194,542
2000                                                                 517,612
2001                                                                 170,157
Thereafter                                                            63,048
                                                                   ---------
                                                                   $ 954,057
                                                                   ---------
                                                                   ---------

7. CAPITAL STOCK

    At September 30, 1997 and December 31, 1996, the total number of shares authorized, issued and outstanding were as follows:

                                                         SEPTEMBER 30, 1997              DECEMBER 31, 1996
                                                    -----------------------------  -----------------------------
                                                      NUMBER OF       NUMBER OF      NUMBER OF       NUMBER OF
                                                        SHARES         SHARES          SHARES         SHARES
                                                      AUTHORIZED     OUTSTANDING     AUTHORIZED     OUTSTANDING
                                                    --------------  -------------  --------------  -------------
Common stock, $.01 par value                           200,000,000     73,329,535     225,006,300     52,929,535
Excess stock, $.01 par value                           205,000,000             --              --             --
Non-voting senior preferred stock, $1.00 par value             200              9             200            105
Preferred stock, $1.00 par value of which 940,000
  shares are designated Series A cumulative
  redeemable preferred stock and 270,000 shares
  are designated Series B cumulative redeemable
  preferred stock                                        5,000,000      1,210,000       5,000,000        940,000
Excess Preferred Stock, $1.00 par value                         --             --       5,000,000             --
Excess Common Stock, $.01 par value                             --             --     200,006,300             --

    A distribution was declared on September 19, 1997 to shareholders of record on September 30, 1997 of $28,350 or $0.35 per share, for the quarter ended September 30, 1997, which equates to $1.40 per share on an annualized basis.

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

                            WESTFIELD AMERICA, INC.

             (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

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

8. SUPPLEMENTAL CASH FLOW INFORMATION:

NON CASH INVESTING AND FINANCING INFORMATION:

    Mission Valley Partnership ("Mission Valley") was accounted for under the equity method in 1995 and has been consolidated beginning in 1996. The condensed assets and liabilities of Mission Valley at December 31, 1995 were as follows:

Net investment in real estate                                      $  45,886
Cash and cash equivalents                                              2,389
Accounts and notes receivable                                            891
Deferred expenses and other assets, net                                1,201
Notes payable                                                        (28,988)
Accounts payable                                                        (798)
Minority/other partners interest                                         693
                                                                   ---------
WEA's investment in Mission Valley                                 $  21,274
                                                                   ---------
                                                                   ---------

    Annapolis Mall Limited Partnership ("Annapolis") was accounted for under the equity method until June 4, 1997 when the Company purchased the remaining 70% partnership interest that it did not already own. Annapolis is now consolidated with the Company. The Company's 30% interest in the condensed assets and liabilities of Annapolis on June 3, 1997, were as follows:

Net investment in real estate                                       $  38,676
Cash and cash equivalents                                                 184
Accounts and notes receivable                                             323
Deferred expenses and other assets, net                                   322
Accounts payable                                                          (91)
                                                                    ---------
WEA's investment in Annapolis                                       $  39,414
                                                                    ---------
                                                                    ---------

    Meriden Square Partnership ("MSP") was accounted for under the equity method until September 22, 1997 when the Company purchased the remaining 50% partnership interest that it did not

                            WESTFIELD AMERICA, INC.

             (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

already own. MSP is now consolidated with the Company. The Company's 50% interest in the condensed assets and liabilities of MSP on September 21, 1997, were as follows:

Net investment in real estate                                      $  35,373
Cash and cash equivalents                                                235
Accounts and notes receivable                                            381
Deferred expenses and other assets, net                                  527
Accounts payable                                                        (291)
Note payable                                                         (25,000)
                                                                   ---------
WEA's investment in MSP                                            $  11,225
                                                                   ---------
                                                                   ---------

    The Company's purchase of a 68% managing interest in Wheaton Plaza Regional Shopping Center, LLP ("Wheaton Plaza") resulted in an increase in minority interest totaling $24,000.

    For the nine months ended September 30, 1997 and 1996, construction in process totaling $83,762 and $4,004, respectively, was placed into service.

9. RELATED PARTIES

    Westfield Management Company ("WMC") (formerly known as CenterMark Management Company), an entity wholly owned by WHL, entered into an agreement with WEA to manage the properties in WEA's portfolio beginning January 1, 1995. Property management fees totaling $1,152 and $788, net of capitalized leasing fees of $662 and $499 were expensed for the three months ended September 30, 1997 and 1996, respectively. Property management fees totaling $3,223 and $2,162, net of capitalized leasing fees of $1,689 and $1,165 were expensed for the nine months ended September 30, 1997 and 1996, respectively. Included in accounts payable and accrued expenses at September 30, 1997 and December 31, 1996, are management fees payable to WMC totaling $579 and $711, respectively.

    In addition reimbursements to WMC of recoverable property operating costs for the three months ended September 30, 1997 and 1996 and the nine months ended September 30, 1997 and 1996 totaled $3,600, $2,640, $10,178 and $6,581, respectively.

    The Company entered into a Master Development Framework Agreement with Westfield Corporation, Inc. ("WCI"), which is controlled by WHL, whereby the Company granted WCI the exclusive right to carry out expansion, redevelopment and related works on WEA wholly owned shopping centers and to endeavor to have WCI be appointed by the relevant partner to carry out similar activities for jointly owned real estate partnerships. During the three months ended September 30, 1997 and 1996 and the nine months ended September 30, 1997 and 1996, the Company reimbursed WCI $14,552, $9,170, $38,089 and $19,379, respectively, for expansion, redevelopment and related work.

    In conjunction with the Company's Recapitalization on July 1, 1996, the Company engaged Westfield U.S. Advisory, L.P. ("Advisor"), which is controlled by WHL, to provide a variety of asset management and investment services, subject to supervision of the Company. In conjunction with the Offering, the Advisory Agreement was amended to entitle the Advisor to an annual fee equal to 25% of the annual Funds from Operations ("FFO") in excess of the Advisory FFO Amount ($114.7 million), but not to exceed 55 basis points of the Net Equity Value (as defined) of the Company's assets.

                            WESTFIELD AMERICA, INC.

             (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

The Advisory FFO Amount shall thereafter be increased whenever the Company issues additional Common Stock. The Advisory Fee is not payable for periods through December 31, 1997.

    Included in interest and other income for the three and nine months ended September 30, 1997 is interest income earned on a participating loan to two wholly owned indirect subsidiaries of WHL totaling $3,300 and $4,669, respectively.

10. COMMITMENTS AND CONTIGENCIES

    The Company is currently involved in several development projects and had outstanding commitments with WCI totaling approximately $22,369 at September 30, 1997.

    Under the Wheaton Plaza Shopping Center LLP's partnership agreement, each non managing partner may elect, at its option and at any time, to transfer all or a part of its partnership interest to the Company in exchange for a sum equal to the Fair Market Value of the partner's partnership interest, as defined, in cash or shares of the Company.

11. SUBSEQUENT EVENTS

    On October 30, 1997, the Company paid a distribution of $28,350 to its shareholders.

    On November 3, 1997, the Company's former partner in MSP exercised its right to sell the 5.06% undivided interest in the Meriden Square Shopping Center to the Company. As consideration, the Company transferred its interest in a net leased property (having an agreed-upon value of $5,500) in a tax free exchange, plus $500.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

OVERVIEW

    The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto for the three and nine months ended September 30, 1997 (unaudited) and the Consolidated Financial Statements of the Company for the year ended December 31, 1996 included in the Registration Statement on Form S-11 filed on May 15, 1997.

GENERAL BACKGROUND

    On May 21, 1997 the Company completed an initial public offering whereby the Company issued 20.4 million common shares (including shares issued upon exercise of an over allotment option) (the "Offering") and the sale of 270,000 preferred shares resulting in proceeds totaling $300.2 million, net of underwriting discounts and expenses of the Offering. The proceeds from the Offering, the sale of preferred stock and an increase in borrowings under the Company's unsecured revolving credit facility were used to make a $145 million participating loan to two wholly owned indirect subsidiaries of WHL secured by a 50% indirect interest in Garden State Plaza, purchase the 70% interest in Annapolis Mall Limited Partnership that the Company did not already own and certain adjacent property for $133 million, purchase a 68% general partnership interest in Wheaton Plaza Regional Shopping Center, LLP for $51.5 million and purchase WHL Options for $15.2 million.

    At September 30, 1997 and for the nine months then ended, the Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 12 centers, the equity in income of five unconsolidated real estate partnerships, the Acquired Properties following their acquisition on July 1, 1996, Annapolis Mall and Wheaton Plaza following their acquisition on or about June 1, 1997, Meriden Square Partnership following its acquisition on September 22, 1997, 13 separate department store properties that are net leased to the May Company under financing leases, and a 116-unit apartment complex. At September 30, 1996 and for the nine months then ended, the Consolidated Financial Statements and Notes thereto reflect the Annapolis Mall Limited Partnership, the owner of Annapolis Mall, and Meriden Square Partnership, the owner of Meriden Square Shopping Center as unconsolidated real estate partnerships. As a result of the above described items and Westfield Holdings management of the Company's properties, the Company's Funds from Operations has increased 44% to $78.8 million for the nine months ended September 30, 1997, and 47% to $30.6 million for three months ended September 30, 1997 from the corresponding period in 1996.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THE THREE MONTHS
  ENDED SEPTEMBER 30, 1996

    TOTAL REVENUES increased $13.5 million or 30% to $58.0 million for the three months ended September 30, 1997 as compared to $44.5 million for the same period in 1996. The increase is primarily the result of the acquisitions of an additional 70% interest in Annapolis Mall, a 68% managing interest in Wheaton Plaza and an additional 50% interest in Meriden Square Partnership, which contributed $5.2 million, $3.8 million and $0.3 million, respectively, or 69% of the increase in total revenues. Excluding the total revenues generated by these acquisitions, total revenues increased $4.2 million due to higher minimum rents, tenant recoveries and specialty leasing income throughout the portfolio.

    TOTAL EXPENSES increased $7.6 million or 29% to $33.7 million for the three months ended September 30, 1997 as compared to $26.1 million for the same period in 1996. The increase was primarily the result of the acquisitions of an additional 70% interest in Annapolis Mall, a 68% managing interest in Wheaton Plaza and an additional 50% interest in Meriden Square Partnership, which contributed $3.5 million, $1.7 million and $0.2 million, respectively, or 71% of the increase in total expenses. Excluding the total expenses incurred by the acquisitions, total expenses increased $2.2 million due to increased depreciation, totaling $1.4 million, primarily due to the Mid Rivers and Mission Valley redevelopments placed in service in 1997 and increases in recoverable operating expenses throughout the portfolio of $0.6 million.

    INTEREST EXPENSE increased $2.4 million or 19% to $14.9 million for the three months ended September 30, 1997 as compared to $12.5 million for the same period in 1996 due to additional borrowings on the Company's corporate credit facility as a result of the purchase of Annapolis Mall, Wheaton Plaza and Meriden Square partnerships and lower interest capitalized due to the completion of the Mid Rivers and Mission Valley redevelopments.

    EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE PARTNERSHIPS increased approximately $0.3 million to $1.1 million for the three months ended September 30, 1997 as compared to $0.8 million for the same period in 1996 due to improved operating results at all of the partnerships totaling $0.6 million as a result of, increased occupancy, rental rates and specialty leasing income, and recovery of earthquake repair costs totaling $0.6 million at Topanga Plaza Partnership, partially offset by the consolidation of Annapolis Mall and Meriden Square Partnerships which were acquired in June and September of 1997, respectively.

    INTEREST AND OTHER INCOME increased $3.3 million to $3.6 million for the three months ended September 30, 1997 as compared to $0.3 million for the same period in 1996. The increase was due to interest earned of $3.3 million on the $145 million participating loan to two wholly owned indirect subsidiaries of WHL made in conjunction with the Offering.

    NET INCOME increased $6.4 million or 96% to $13.1 million for the three months ended September 30, 1997 as compared to $6.7 million for the same period in 1996 for the reasons discussed above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED
  SEPTEMBER 30, 1996

    TOTAL REVENUES increased $43.9 million or 40% to $153.1 million for the nine months ended September 30, 1997 as compared to $109.2 million for the same period in 1996. The increase is primarily the result of the acquisitions of the Acquired Properties, an additional 70% interest in Annapolis Mall, a 68% managing interest in Wheaton Plaza and a 50% interest in Meriden Square Partnership, which contributed $25.7 million, $6.9 million, $5.0 million and $0.3 million, respectively, or 86% of the increase in total revenues. Excluding the total revenues generated by these acquisitions, total revenues increased $6.0 million due to higher minimum rents, tenant recoveries and specialty leasing income throughout the portfolio, partially offset by a reduction in service fee income of $0.8 million due to an amendment to management agreements in conjunction with the Company's Recapitalization in July of 1996.

    TOTAL EXPENSES increased $22.5 million or 35% to $87.3 million for the nine months ended September 30, 1997 as compared to $64.8 million for the same period in 1996. The increase was primarily the result of the acquisitions of the Acquired Properties, an additional 70% interest in Annapolis Mall, a 68% managing interest in Wheaton Plaza and a 50% interest in Meriden Square Partnership, which contributed $14.5 million, $4.6 million, $2.5 million and $0.2 million, respectively, or 97% of the increase in total expenses. Excluding the total expenses incurred by these acquisitions, total expenses increased $0.7 million due to increased depreciation of $3.0 million due to the Mid Rivers and Mission Valley redevelopments placed in service in 1997 partially offset by lower non-recoverable operating expenses totaling $2.3 million.

    INTEREST EXPENSE increased $13.3 million or 48% to $41.0 million for the nine months ended September 30, 1997 as compared to $27.7 million for the same period in 1996. The increase was primarily due to the acquisition of the Acquired Properties which contributed $8.8 million of the increase in interest expense. Excluding the Acquired Properties, interest expense increased $4.5 million due to additional borrowings on the Company's corporate credit facility as a result of the Offering and purchase of Annapolis Mall, Wheaton Plaza and Meriden Square Partnership and lower interest capitalized due to the completion of the Mid Rivers and Mission Valley redevelopments.

    EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE PARTNERSHIPS increased approximately $1.4 million to $3.2 million for the nine months ended September 30, 1997 as compared to $1.8 million for the same period in 1996 due to improved operating results at all of the partnerships totaling $1.4 million as a result of increased occupancy, rental rates and specialty leasing income, and recovery of earthquake repair costs totaling $0.9 million at Topanga Plaza Partnership, partially offset by the consolidation of Annapolis Mall and Meriden Square Partnerships which were acquired in June and September of 1997, respectively.

    INTEREST AND OTHER INCOME increased $5.0 million to $5.5 million for the nine months ended September 30, 1997 as compared to $0.5 million for the same period in 1996. The increase was primarily due to interest earned of $4.6 million on the $145 million participating loan to two wholly owned indirect subsidiaries of WHL made in conjunction with the Offering. Additionally, the increase in interest income reflects interest earned on temporary investments of proceeds from the Offering.

    NET INCOME increased $13.6 million or 74% to $31.9 million for the nine months ended September 30, 1997 as compared to $18.3 million for the same period in 1996 for the reasons discussed above.

EBITDA--EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

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

    The Company's total EBITDA after minority interest plus its pro rata share of EBITDA of unconsolidated real estate partnerships increased from $87.2 million to $127.0 million for the nine months ended September 30, 1996 and 1997, respectively, representing an increase of 46%. The growth in EBITDA reflects the addition of total gross leasable area ("GLA"), increased rental rates, increased tenant sales, improved occupancy levels and lower operating expenses.

    The following is a summary of the unaudited EBITDA of the Company for the periods presented:

                                                                   FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                                   --------------------  ----------------------
                                                                     1997       1996        1997        1996
                                                                   ---------  ---------  -----------  ---------
                                                                                 ($ IN THOUSANDS)
EBITDA of wholly-owned and consolidated real estate partnerships   $  43,405  $  29,138  $   111,654  $  72,623
Pro rata share of EBITDA of unconsolidated real estate
  partnerships                                                         5,884      4,440       18,371     15,970
                                                                   ---------  ---------  -----------  ---------
Total EBITDA                                                       $  49,289  $  33,578  $   130,025  $  88,593
                                                                   ---------  ---------  -----------  ---------
                                                                   ---------  ---------  -----------  ---------
EBITDA after minority interest (1)                                 $  47,805  $  33,071  $   127,009  $  87,204
                                                                   ---------  ---------  -----------  ---------
                                                                   ---------  ---------  -----------  ---------
Increase in EBITDA after minority interest from prior period              45%                     46%

------------------------

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

    The following is a summary of the unaudited Funds from Operations of the Company and a reconciliation of net income to Funds from Operations for the periods presented:

                                                                        FOR THE THREE          FOR THE NINE
                                                                         MONTHS ENDED          MONTHS ENDED
                                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                                     --------------------  --------------------
                                                                       1997       1996       1997       1996
                                                                     ---------  ---------  ---------  ---------
                                                                                  ($ IN THOUSANDS)
Funds from Operations                                                $  30,562  $  20,730  $  78,830  $  54,626
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
Increase in Funds from Operations from prior
  period                                                                    47%                   44%
                                                                     ---------             ---------
                                                                     ---------             ---------
Reconciliation:
  Net income                                                         $  13,144  $   6,696  $  31,916  $  18,303
Depreciation and amortization:
  Deferred financing leases                                                504        483      1,511      1,422
  Consolidated properties                                               14,972     10,926     38,730     27,185
  Unconsolidated real estate partnerships                                2,234      2,698      7,394      7,983
  Minority interest portion                                               (292)       (73)      (721)      (267)
                                                                     ---------  ---------  ---------  ---------
  Funds from Operations                                              $  30,562  $  20,730  $  78,830  $  54,626
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------

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

The following table summarizes certain quarterly operating data for 1996 and the first three quarters of 1997:

                                           1ST QUARTER  2ND QUARTER  3RD QUARTER  4TH QUARTER
                                              1996         1996         1996         1996
                                           -----------  -----------  -----------  -----------
                                                            ($ IN THOUSANDS)
Mall store sales (1)                       $   266,944  $   290,183  $   297,801  $   454,838
Revenues                                   $    51,072  $    49,964  $    67,047  $    70,617
Percentage Leased                                   88%          89%          90%          92%

------------------------

(1) Excluding North County Fair and Wheaton Plaza.

                                           1ST QUARTER  2ND QUARTER  3RD QUARTER
                                              1997         1997         1997
                                           -----------  -----------  -----------
                                                     ($ IN THOUSANDS)
Mall store sales (2)                       $   289,716  $   316,178  $   325,834
Revenues                                   $    69,482  $    69,087  $    80,209
Percentage Leased                                   91%          92%          92%

------------------------

(2) Excluding North County Fair.

REPORTED TENANT SALES VOLUME AND SALES PER SQUARE FOOT

    Total sales for mall stores affect revenue and profitability levels of the Company because they determine the amount of minimum rent the Company can charge, the percentage rent it realizes and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay. Mall store sales for Centers under Westfield Holdings management (which includes all centers other than North County Fair) for the nine months ended September 30, 1997, increased 4.7% on a per square foot basis over the same period in 1996. The Company believes these sales levels enhance the Company's ability to obtain higher rents from tenants.

    The table below sets forth mall store sales and per square foot percentage increases over the same period in 1996 for Centers under Westfield Holdings management in the East Coast, the Mid West and the West Coast regions of the United States.

                                  THREE MONTHS      NINE MONTHS ENDED
                                 ENDED SEPTEMBER      SEPTEMBER 30,
                                    30, 1997              1997
                                -----------------   -----------------
                                  MALL    INCREASE    MALL    INCREASE
                                 STORE    PER SQ.    STORE    PER SQ.
                                 SALES      FT.      SALES      FT.
                                --------  -------   --------  -------
                                ($000'S)            ($000'S)
East Coast                      $162,362     3.2%   $466,878     3.9%
Mid West                          41,005     6.0%    116,468     4.4%
West Coast                       122,467     5.8%    348,382     6.6%
                                              --                  --
                                --------            --------
Total Centers                   $325,834     4.4%   $931,728     4.7%
                                              --                  --
                                              --                  --
                                --------            --------
                                --------            --------

LEASING

    The amount of leased mall store space at centers not under redevelopment for the relevant period ("Stabilized Centers") managed by Westfield Holdings increased from 90% at September 30, 1996 to 92% at September 30, 1997, excluding temporary leases with durations of less than one year. The Company excludes temporary leasing from the calculation of leased mall store space since such leases are on a short-term basis (30 days to 11 months) and are subject to termination by the Company on 30 days notice. The following table sets forth leased status for the Stabilized Centers managed by Westfield Holdings in the East Coast, the Mid West and the West Coast regions of the United States.

                                SEPTEMBER 30,   SEPTEMBER 30,
                                    1997            1996
                                -------------   -------------
East Coast                           93%             93%
Mid West                             91%             91%
West Coast                           92%             89%
Total Centers                        92%             90%

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

                                                      FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                      --------------------  --------------------
                                                        1997       1996       1997       1996
                                                      ---------  ---------  ---------  ---------
Average base rent of mall store leases, at the end
  of the period                                       $   27.48  $   26.86  $   27.48  $   26.86
Leases expired during the period (1)                      28.16      23.27      27.48      22.51
Leases executed during the period (1)                     30.72      27.46      29.45      27.36

------------------------

(1) Excluding leases in excess of 20,000 square feet.

LIQUIDITY AND CAPITAL RESOURCES

    On June 2, 1997, the Company obtained a $600 million unsecured revolving credit facility from National Australia Bank, Australia and New Zealand Banking Group, Commonwealth Bank of Australia and Union Bank of Switzerland. A portion of the proceeds of the facility totaling $214.4 million was used to repay existing mortgage loans. The unused portion of the loan will be utilized by the Company to fund its acquisition and redevelopment activities and as a revolving working capital facility. Borrowings under the loan facility are limited to 60% of the value of the negative pledged properties. The loan matures in May 2000 with options to extend.

    At September 30, 1997, the Company's balance of cash and cash equivalents was $12.9 million not including its proportionate share of cash held by unconsolidated real estate partnerships. In addition to its cash reserves, the Company had unused capacity under its unsecured revolving credit facility totaling $261 million.

    The Company's consolidated indebtedness at September 30, 1997 was $954.1 million, of which $796.1 million is fixed-rate debt and $158.0 million is variable rate debt after considering interest rate protection agreements totaling $225 million (see discussion below). The interest rate on the fixed-rate debt ranges from 6.15% to 8.09%. The Company's pro-rata share of debt-to-total market capitalization, based on the share price on September 30, 1997 was 43.1%.

    At September 30, 1997, the Company had three swap agreements with respect to interest currently payable by the Company. Interest rate swaps are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by any of the counterparties. Under one of the swap agreements, which has a notional amount of $125.0 million and expires in August 2000, the Company is credited interest at LIBOR and incurs interest at a fixed rate of 5.75%. Under the second swap agreement, which has a notional amount of $100 million and expires in January 1999, the Company is credited interest at LIBOR and incurs interest at a fixed rate of 5.99% per annum. Under the third swap agreement, which has a notional amount of $9.0 million and expires in April 2000, the Company incurs interest at LIBOR and is credited interest at a fixed rate of 6.23%.

    The Company has also entered into interest rate exchange agreements to manage future interest rates. These agreements consist of swaps and involve the future receipt, corresponding with the expiration of existing fixed rate mortgage debt, of a floating rate based on LIBOR and the payment of a fixed rate. At September 30, 1997, the Company had interest rate exchange agreements beginning February 11, 1999 and expiring after three years with notional principal amounts totaling $90.0 million which provide that the Company will pay 6.125% per annum, interest rate exchange agreements beginning in February 1999 and April 2000 and expiring at various dates in 2002 with notional principal amounts totaling $227.0 million which provide that the Company will pay 6.25% per annum and interest rate exchange agreements beginning in January 1999 and expiring in January 2003 with notional amounts totaling $100.0 million which provide that the Company will pay 6.165% per annum. These exchange rate agreements ensure that, upon the expiration of certain of the Company's mortgage debt, if the Company refinances such debt with new LIBOR based loans, the interest rate on such loans will be no more than 6.125%, 6.25% or 6.165%, respectively, plus the applicable spread of the loan at such time.

    The average remaining term of total debt (including interest rate swap) is
5.2 years.

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

    Capital expenditures, excluding property acquisitions, were $51.1 million and $29.7 million for the nine months ended September 30, 1997 and 1996, respectively. The following table shows the components of capital expenditures:

                                                                         FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                         --------------------
                                                                           1997       1996
                                                                         ---------  ---------
                                                                            (IN THOUSANDS)
Renovations and expansions                                               $  44,321  $  25,111
Tenant allowances                                                            4,752      3,361
Capital leasing costs                                                        1,689      1,165
Other capital expenditures                                                     321        109
                                                                         ---------  ---------
  Total                                                                  $  51,083  $  29,746
                                                                         ---------  ---------
                                                                         ---------  ---------

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

    Redevelopment has recently been completed or substantially completed at the following Centers:

    - Eastland Center in West Covina, California, which opened in 1955 and was formerly anchored by an empty department store that had been occupied by the May Company, has been substantially converted from an out-dated enclosed mall into a power center through the renovation of the existing Mervyn's and the addition of a new Target discount store and additional Big Box Retailers and Category Killer retailers, including Old Navy, Burlington Coat Factory, Loehmann's, Chick's Sporting Goods, Club Disney and Babies R' Us in order to reposition the Center within its trade area and to complement the Plaza at West Covina, a super regional shopping center owned by the Company. The May Company store that occupied the space was relocated to The Plaza at West Covina.

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

    The Company is currently redeveloping South Shore Mall in Bay Shore, New York. The redevelopment involves the addition of a Sears store and 40,000 square feet of Mall GLA. The addition of a Sears store will provide the Center with three Anchors and expands the Center from a regional shopping center to a super regional shopping center. The project will be completed in the fourth quarter 1997.

    Capital expenditures were financed by external funding and recovery of costs from tenants where applicable. The Company is currently involved in several development projects and had outstanding commitments with WCI totaling approximately $22.4 million as of September 30, 1997, which will be funded through existing mortgage debt and the unsecured revolving credit facility.

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

    Although no assurance can be given, the Company believes that it will have access to capital resources sufficient to satisfy the Company's cash requirements and to expand and develop its business in accordance with its strategy for growth.

DISTRIBUTIONS

    A distribution was declared on September 19, 1997 to shareholders of record on September 30, 1997, of $28.4 million or $0.35 per share for the quarter ended September 30, 1997 which equates to $1.40 per share on an annualized basis. The Company intends to continue to pay regular quarterly distributions to the holders of its Common Stock based on a distribution policy that provides for annual distributions equal to approximately 90% of Funds from Operations through December 1998.

                           PART II--OTHER INFORMATION

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

    None

ITEM 5: OTHER INFORMATION

    None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

EXHIBIT
 NO.   DESCRIPTION
------ --------------------------------------------------------------------------
 27.1  Financial data schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WESTFIELD AMERICA, INC.

Date:        November 14, 1997    By:           /s/ PETER S. LOWY
            --------------------       -----------------------------------
                                                  Peter S. Lowy
                                                  CO-PRESIDENT

                                              /s/ RICHARD E. GREEN
                                       -----------------------------------
                                                Richard E. Green
                                                  CO-PRESIDENT

                                              /s/ MARK A. STEFANEK
                                       -----------------------------------
                                                Mark A. Stefanek
                                           CHIEF FINANCIAL OFFICER AND
                                                    TREASURER