Form 10-K405
period 1997-12-31
WESTFIELD AMERICA INC
filed 1998-03-26
CIK 913283

                                     [LOGO]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13
    OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1997

                                       or

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR
   15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from          to

                         Commission file number 1-12923
                            ------------------------

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

       Registrant's telephone number, including area code: (310) 478-4456
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------------  ---------------------------------------------------
           Common Stock, $0.01 par value                           New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. /X/

    The aggregate market value of the shares of common stock held by non-affiliates was approximately $321.5 million based on the closing price on the New York Stock Exchange for such shares on March 25, 1998.

    The number of the Registrant's shares of common stock outstanding was 73,329,535 as of March 25, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the proxy statement for the Annual Meeting of Shareholders to be held on April 30, 1998 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            WESTFIELD AMERICA, INC.
                                   FORM 10-K
                                     INDEX

  ITEM NO.                                                                                                           PAGE
-------------                                                                                                        -----

                                                           PART I

         1.    Business.........................................................................................           3
         2.    Properties.......................................................................................          18
         3.    Legal Proceedings................................................................................          22
         4.    Submission of Matters to a Vote of Security Holders..............................................          22

                                                           PART II

         5.    Market for Registrant's Common Equity and Related Stockholder Matters............................          23
         6.    Selected Financial Data..........................................................................          24
         7.    Management's Discussion and Analysis of Financial Condition and Results of Operations............          27
        7A.    Quantitative and Qualitative Disclosure about Market Risk........................................          36
         8.    Financial Statements and Supplementary Data......................................................          36
         9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............          36

                                                          PART III

        10.    Directors and Executive Officers of the Registrant...............................................          36
        11.    Executive Compensation...........................................................................          36
        12.    Security Ownership of Certain Beneficial Owners and Management...................................          36
        13.    Certain Relationships and Related Transactions...................................................          36

                                                           PART IV

        14.    Exhibits, Consolidated Financial Statements, Financial Statement Schedule and Reports on Form
                 8-K............................................................................................          37

                                     PART I

ITEM 1:  BUSINESS

GENERAL

    Westfield America, Inc. ("WEA" or the "Company"), a Missouri corporation, formerly known as CenterMark Properties, Inc., was incorporated in 1924 and has been engaged for over 40 years in owning, operating, leasing, developing, redeveloping and acquiring regional and super-regional shopping centers and power centers located primarily in major metropolitan areas in the United States.

    The Company owns interests in a portfolio of 16 super-regional shopping centers (including Crestwood Plaza which was acquired in January 1998), and six regional shopping centers (together, the "Regional Centers"), three power centers (the "Power Centers" and, collectively with the Regional Centers, the "Centers"), 12 separate department store properties (the "May Properties") which are net leased under financing leases to The May Department Stores Company (the "May Company") and are not located at the Centers, and certain other real estate investments (collectively, the "Properties"). The Centers are located in seven states in the east coast, mid west and west coast regions of the United States.

    The Centers contain 84 anchors (full line department stores generally occupying more than 72,000 square feet) and approximately 2,988 Mall Stores (stores smaller than anchors permanently located within the corridors of the Centers and free standing buildings generally located along the perimeter of the Center's parking area) comprising 23.0 million square feet of gross leasable area ("Total GLA"), including Crestwood Plaza. For the year ended December 31, 1997, the Mall Stores reported sales exceeding $1.8 billion and anchors reported sales exceeding $2.0 billion, excluding sales at Northwest Plaza which was acquired in December 1996, Crestwood Plaza which was acquired in January 1998 and North County Fair which is not managed by the Company. The Centers reported average Mall Store sales of $310 per square foot ("psf"), excluding Northwest Plaza, Crestwood Plaza, North County Fair and Mini-Majors which are retail stores generally occupying between 20,000 and 80,000 square feet, theaters and outparcels. Mall Store gross leasable area ("Mall GLA") was 93% leased as of December 31, 1997, excluding Northwest Plaza, Crestwood Plaza and North County Fair.

    The Company is organized and operated as a real estate investment trust, or REIT, under the Internal Revenue Code ("Code") of 1986, as amended. In order to satisfy the provisions of the Code applicable to REIT's, the Company must distribute to its shareholders at least 95% of its REIT taxable income and meet certain other requirements. The Company will make, at a minimum, distributions to its shareholders sufficient to satisfy the REIT provisions under the Code.

    The Company has engaged a property management company (the "Manager"), asset management company (the "Advisor") and development company (the "Developer") to provide property management, advisory and development services to the Company under agreements that have an initial term of three years and are renewable annually thereafter. Each of the Manager, Advisor and Developer is an affiliate of Westfield Holdings Limited, an Australian public company ("WHL"). The Manager manages each Center except for North County Fair which is owned in partnership with and managed by TrizecHahn Corporation. The Centers managed by the Manager are referred to as "Managed Centers."

INITIAL PUBLIC OFFERING

    In May 1997, the Company completed an initial public offering (the "Offering") of 20.4 million shares of common stock (including shares issued upon exercise of an over allotment option) and the sale of 270,000 shares of preferred stock, resulting in proceeds totaling $300.4 million, net of underwriting discounts and expenses of the offering.

THE COMPANY'S STRATEGY FOR OPERATIONS AND GROWTH

    GENERAL STRATEGY

    The Company's goal is to increase per share Funds from Operations (as defined in Item 7) and thereby improve the long-term value of the Company and the return to shareholders through the following key strategies: (i) the redevelopment, expansion and market repositioning of its current Centers, (ii) the acquisition of additional super-regional and regional shopping centers with a view towards increasing the value of such centers through redevelopment, expansion and repositioning, (iii) the improvement of the operating performance of its properties through intensive and efficient management, cost control, leasing and marketing and (iv) the awareness and anticipation of trends in the retailing industry and the introduction of new retailing concepts to its properties. The Company plans to achieve these objectives through a variety of methods discussed below, although, no assurance can be made that such objectives will be achieved.

    REDEVELOPMENT, REPOSITIONING AND EXPANSION POTENTIAL AND IMPLEMENTATION

    The Company believes that redevelopment, repositioning and expansion are key to maximizing the use and performance of its assets and increasing its income growth and capital appreciation. The Company is continually evaluating the redevelopment potential of its Properties and anticipates that it will pursue opportunities for substantial redevelopment and repositioning of the Properties. The Company believes that redevelopment is important because of the financial and regulatory burdens presented by the development of new regional shopping centers. The Company believes that these projects will enable the existing Centers both to compete better within their existing markets and to attract new customers and therefore attain a stronger market position and an expanded customer base. The Company believes that most of its Centers, even those which have undergone redevelopment in the past five years, have continuing redevelopment potential.

    Redevelopment has recently been completed or substantially completed at the following Centers:

    - Eastland Center in West Covina, California, which opened in 1955 and was formerly anchored by Mervyn's and an empty May Company department store has been converted from an out-dated enclosed mall into a power center through the addition of a new Target discount store and additional Category Killer retailers (large discount retailers in a specific product niche such as Toys 'R' Us) and Big Box Retailers (similar to Category Killers, but a wider product offering such as Loehmann's) including Old Navy, Loehmann's, Burlington Coat Factory, Club Disney and Babies 'R' Us in order to reposition the Center within its trade area and to complement The Plaza at West Covina, a super-regional shopping center owned by the Company. The May Company store that occupied the space was relocated to The Plaza at West Covina. The redevelopment was completed in 1997.

    - Enfield Square in Enfield, Connecticut, which opened in 1971, was redeveloped with the addition of a Sears store which opened in 1997. The Sears store replaces a smaller Steiger's store which the Company purchased as an opportunity to upgrade and expand the Center. Enfield Square now has three Anchors: Filene's, JCPenney and Sears.

    - Mid Rivers Mall in St. Peters, Missouri, which opened in 1987, had three Anchors before the recent redevelopment: Famous Barr, Dillard's and Sears. In Fall 1996, a fourth Anchor, a 125,000 square foot JCPenney store and an additional 40,000 square feet of Mall GLA were added.

    - Mission Valley Center in San Diego, California, which opened in 1961, was redeveloped in 1996/97 with the addition of Bed Bath and Beyond, Nordstrom Rack, Michael's and Loehman's. In addition, a 75,000 square-foot, 4,500 seat, 20 screen AMC theater and theme restaurants were added. The redevelopment and renovation was completed in 1997.

    - South Shore Mall in Bayshore, New York, which opened in 1963, is currently being redeveloped. A new 216,000 square foot Sears store opened in September 1997, and 40,000 square feet of additional Mall Stores opened in the first quarter of 1998. A total renovation of the existing mall was also completed, including new floor finishes, skylights, a new food court and landscaping. The expansion repositions South Shore Mall into a strong super-regional shopping center serving the Long Island market.

    OTHER APPROVED REDEVELOPMENTS

    Future redevelopments approved by the Board of Directors which have commenced or are scheduled to commence in 1998, are as follows:

    - The Company commenced redevelopment of Mission Valley Center-West, in San Diego, California, at the beginning of 1998. The property will be redeveloped into a 210,000 square foot power center with value-oriented retailers that will complement Mission Valley Center. The center is planned to open late Summer 1998.

    - Annapolis Mall in Annapolis, Maryland, is a four anchor super-regional shopping center with 155 Mall Stores. The addition of a fifth anchor, Lord & Taylor, is planned to open in Fall, 1998, which will further solidify Annapolis Mall's strong market position.

    - Enfield Square in Enfield, Connecticut is a three anchor regional shopping center with 87 Mall Stores. A new 58,000 sq. ft. multi-screen Hoyts Cinema is being added, with a planned opening in late Fall 1998.

    - South Shore Mall in Bayshore, New York, is a three anchor super-regional center with 125 Mall Stores. In addition to the recently completed expansion described above, South Shore Mall will add a new Lord & Taylor store. Completion is planned for a Fall, 1998 opening.

    In addition to the approved redevelopments, the Company has identified the following properties for redevelopment over the next five years which the Company believes will result in future income growth and capital appreciation:

    - West County Center, in Des Peres, Missouri is a two anchor regional shopping center with 66 Mall Stores. A $200 million redevelopment for West County Center was announced in 1997. The redeveloped Center will feature the addition of new anchors Nordstrom and Lord & Taylor. The existing Famous-Barr store will be replaced with a new flagship store, and JCPenney will be remodeled. The center will double in size to 1.2 million square feet with more than 150 Mall Stores. The project will be phased, with Famous-Barr opening in Fall 1999, and Nordstrom scheduled for completion in 2001.

    - Connecticut Post Mall, in Milford, Connecticut, is a three anchor super-regional shopping center with 137 Mall Stores. Redevelopment planning is proceeding for the addition of up to two anchors and Mall Stores in order to solidify the Center's position in its market.

    - Meriden Square, in Meriden, Connecticut, is a three anchor regional center with 114 Mall Stores. Meriden Square plans to add a new Lord & Taylor anchor store and 70,000 square feet of new Mall Stores. Construction is currently being planned with an anticipated Fall 1999 opening.

    - South County Center, in St. Louis, Missouri, is a three anchor regional shopping center with 100 Mall Stores. Redevelopment and renovation planning is proceeding to reposition the Center through the addition of a fourth anchor and additional Mall GLA. After redevelopment, the Company believes that the Center will have a highly favorable market position within south St. Louis County.

    - Wheaton Plaza, in Wheaton, Maryland, is a three anchor super-regional center with 140 Mall Stores. An additional department store and new Mall GLA is planned, along with a renovation of the existing center.

    ACQUISITION OF NEW CENTERS AND JOINT VENTURE INTERESTS

    The Company's strategy is to acquire additional super-regional and regional shopping centers that meet the Company's investment criteria. In general, the Company's investment criteria emphasizes property of a quality consistent with the Company's portfolio, property, with potential for increased income and value through redevelopment and/or repositioning, and property that generates sufficient income pending any such redevelopment to support the acquisition price. The Company's strategy also includes seeking to acquire the interests of outside partners in the jointly owned properties.

    The Company has spent $455.4 million on property acquisitions in 1997 and 1998 (including Crestwood Plaza which was acquired in January 1998) and has made a participating loan totaling $145 million, as follows:

    - In May, the Company made participating loans ("Garden State Plaza Loan") totaling $145 million to two wholly-owned, indirect subsidiaries of the WHL which have a combined 50% interest in the owner of Garden State Plaza, a super-regional shopping center located in Paramus, New Jersey. The non-recourse participating loans, which expire in May 2007, provide for interest only at a fixed annual rate of 8.5% and are secured by the borrowers' 50% indirect interest in Garden State Plaza. The Company is entitled to receive participating interest based on 80% of the borrowers' share of the adjusted cashflow (as defined) from Garden State Plaza subject to an annual aggregate limit of fixed and participating interest in an amount equal to 11%. In 1996, the Company obtained an option, which expires in January 2000, to acquire the 50% indirect interest in Garden State Plaza at fair market value. The purchase price shall be payable by the delivery of shares of common stock.

    - In June, the Company purchased the remaining 70% interest in Annapolis Mall that it did not already own and an adjacent parcel of land for $133.0 million. Located in Maryland's capital, the center features one million square feet of retail space including 155 Mall Stores and four anchors:
      Nordstrom, Hecht's, JCPenney and Montgomery Ward. A planned Lord & Taylor is scheduled to open in Fall 1998.

    - Also in June, the Company purchased a 68% managing interest in Wheaton Plaza for $51.5 million and became the Plaza's sole General Partner. This
      1.1 million square foot enclosed super-regional shopping center is located in Wheaton, Maryland, and serves Montgomery County, Maryland, on an 80 acre site with three anchor department stores: Hecht's, JCPenney and Montgomery Ward, and 140 Mall Stores. The Company believes this site offers substantial redevelopment opportunities.

    - In September, through a series of transactions, the Company, in effect, acquired the remaining 50% interest in Meriden Square that it did not already own for $49.0 million in cash plus the Company's interest in a direct finance lease receivable with a fair value of approximately $4.5 million. Located in Meriden, Connecticut, Meriden Square is a 750,000 square foot regional center on a 63 acre site, with 114 Mall Stores and three anchors: Filene's, JCPenney and Sears. The fourth anchor, a planned Lord & Taylor, is planned to open in Fall 1999.

    - In December, the Company became the largest retail landlord in St. Louis, with over 4.1 million square feet of retail space and more than 480 retailers, when it purchased a 100% interest in Northwest Plaza, a super-regional shopping center located in Missouri, for $111 million. Northwest Plaza is St. Louis' largest enclosed center, at over 1.8 million square feet, and features Dillards, Famous-Barr, JCPenney and Sears, with 171 Mall Stores. Big Box retailers at the center include Service Merchandise, Toys 'R' Us, Kids 'R' Us and Office Max.

    In January 1998, the Company acquired Crestwood Plaza shopping center, in St. Louis, Missouri, for a total acquisition cost of $106.4 million, increasing the Company's investment in the St. Louis market to over $200 million in 1997 and 1998. Crestwood Plaza is a one-level, enclosed super-regional shopping center with over one million square feet of retail space, anchored by three department stores and 144 Mall Stores.

    The 1997 and 1998 acquisitions and investments described above were funded with proceeds from the Offering and an increase in the Company's corporate credit facility.

    In July 1996, the Company was recapitalized (the "Recapitalization") whereby the Company sold additional shares of both common and preferred stock to U.S. and foreign investors for $434.4 million. In conjunction with the Recapitalization, the Company acquired an indirect ownership in three regional shopping centers, Connecticut Post Mall, South Shore Mall and Trumbull Shopping Park (the "Acquired Properties") for a purchase price of $62,794 through the acquisition of substantially all of the outstanding stock of Westland Properties, Inc. a company whose sole operations consisted of operating the Acquired Properties.

    INCREASING OPERATING INCOME FROM EXISTING SPACE, INTENSIVE MANAGEMENT
     APPROACH

    The Manager (i) manages shopping centers not as passive real estate investments but as "living entities" which must be skillfully managed and redeveloped over time to maintain and enhance their capacity to generate optimum returns; (ii) has in-house skills to manage every stage in the development and on-going life of a shopping center, including initial concept, design, construction, leasing of stores and day-to-day management and promotion; (iii) works to build and maintain long-term relationships with major retailers and institutional investors; (iv) continually searches for new ways to increase income and add capital growth to the shopping centers it manages; and (v) makes customer service a major focus. The Manager concentrates on obtaining repeat business with all key stakeholders in its shopping centers. The Company believes that this management style has the potential to improve the performance of its retail property assets, resulting in income growth and capital appreciation for investors.

    The management strategy includes initiatives designed to increase occupancy levels, increase revenue by increasing rentable area within the existing building envelope, the introduction of cost control efficiencies resulting in a reduction of operating costs, maximizing the temporary leasing program, improving the merchandise mix and range of retailers, developing emerging themes such as entertainment, cinemas and Category Killer retailers, converting non-productive space to Mall GLA and promoting the Centers with intensive marketing.

    The Company's goal is to increase customer traffic through the Centers for the purpose of improving sales and, ultimately, rents. The Company believes that the introduction of entertainment concepts such as the AMC multiplex 20-screen theater added to the Mission Valley Center, which theater complex drew in excess of two million people for the year ended 1997, is one strategy for increasing customer traffic. The customer service system is utilized in order to train and focus the Centers' personnel and promote repeat business. New services being introduced at some Centers include: special customer service personnel, free strollers and wheelchairs, valet parking, gift vouchers and parents' facilities.

    The Manager actively manages the Centers and provides efficient and customer-friendly service to both the consumers who shop in the Centers and the retailers who lease space in the Centers while strictly controlling operating costs. A customer service system has been introduced in the Centers to train and focus the personnel at the Centers on its retailers and customers. The Company believes that this is one of the most important strategies that differentiates the management philosophy from the Company's competitors. The Company also believes that branding the Centers through advertising, promotion and customer service programs will build shopper recognition and loyalty, especially in multi-center markets.

    The Company believes that advertising is also critical to improving sales at the Centers. The Manager has an in-house marketing staff and utilizes the resources of a leading U.S. advertising agency in the United States to provide advertising, promotional and media services to the Centers. The Company utilizes a national marketing program that includes shared advertising, media and community promotions in the Centers. This strategy is particularly cost effective in the Company's multi-center regional markets in San Diego, Missouri, Maryland and Connecticut.

    The Manager analyzes marketing trends for the Company and develops and implements creative approaches to retail shopping in the Centers. Each Center follows an annual marketing plan that features a combination of advertising, promotions and participation in community and charitable events. Activities such as Kids Clubs and senior citizen "mall walkers club" have been effective in positioning the Centers as the "Main Street" within their communities.

    The Company believes the diversity and strength of its anchors and the diversity and mix of its Mall Stores are critical to expanding a Center's market share and the Company monitors and coordinates the mix of its anchors and Mall Stores accordingly. The Company believes that the recent sales and consolidations of department stores have given the Company the opportunity to enhance its mix of anchors. Periodically, the Company engages market research firms to evaluate the trade area of each Center. Demographic information lets the Company match the retailer mix of its Centers with the merchandise and service needs of its customers in order to increase sales.

THE SHOPPING CENTER BUSINESS

    There are several types of retail shopping centers, varying primarily by size and marketing strategy. Centers with greater than 800,000 square feet of Total GLA built around three or more anchors (full line department stores generally occupying more than 72,000 square feet) are referred to as super-regional shopping centers. Centers with Total GLA ranging from 400,000 to 800,000 square feet built around one or two anchors are referred to as regional shopping centers. Centers with Total GLA ranging from 200,000 to 600,000 square feet built around retailers consisting of Category Killers and Big Box Retailers are referred to as power centers. In enclosed super-regional and regional shopping centers, anchors are usually located at the ends of enclosed common area corridors. This layout is intended to maximize pedestrian traffic for Mall Stores.

    Most regional and super-regional shopping centers compete for consumer retail dollars by offering fashion merchandise, hard goods and services, generally in an enclosed, climate-controlled environment with convenient parking. Regional and super-regional shopping centers have differing strategies for price levels depending upon the market demographics, competition and the merchants and merchandise offered, from very high-end presentations, on the one extreme, to a strategy of leasing exclusively to promotional, single category outlet stores, on the other. Super-regional shopping centers generally have more variety and assortment than regional shopping centers.

    The Company owns interests in 16 super-regional shopping centers with approximately 17.9 million square feet of Total GLA, six regional shopping centers with approximately 3.7 million square feet of Total GLA, and three power centers with approximately 1.4 million square feet of Total GLA, representing 77.8%, 16.1% and 6.1% of Total GLA, respectively (including Crestwood Plaza which is a super-regional shopping center that was acquired in January 1998). The Centers contain 84 anchors and approximately 2,988 Mall Stores comprising
23.0 million square feet of Total GLA, including Crestwood Plaza. For the year ended December 31, 1997, the Mall Stores at Managed Centers reported sales exceeding $1.8 billion and anchors reported sales exceeding $2.0 billion. The Managed Centers reported average Mall Store sales of $310 per square foot ("psf"). Mall GLA at Managed Centers was 93% leased as of December 31, 1997.

    The following table sets forth the number of Centers in each state and Total GLA per state:

                                                              NO. OF
                                                             SHOPPING                    PERCENT OF
STATE OF SHOPPING CENTER LOCATIONS                            CENTERS      TOTAL GLA      TOTAL GLA
---------------------------------------------------------  -------------  ------------  -------------
California...............................................            9       8,230,000         35.8%
Colorado.................................................            1         470,000          2.0
Connecticut..............................................            4       3,450,000         15.0
Maryland.................................................            3       3,440,000         15.0
Missouri.................................................            6       5,460,000         23.7
New York.................................................            1       1,070,000          4.7
Washington...............................................            1         870,000          3.8
                                                                   ---    ------------          ---
                                                                    25      22,990,000          100%
                                                                   ---    ------------          ---
                                                                   ---    ------------          ---

ANCHORS

    Anchors have traditionally been a major factor in the public's identification with an enclosed shopping center. Anchors generally are department stores whose merchandise appeals to a broad range of shoppers and traditionally have been a major factor in the public's perception of a shopping center. Although the Centers receive a smaller percentage of their operating income from anchors than from Mall Stores, the Company believes that the anchors at a center help to generate customer traffic and therefore make a center a desirable location for Mall Store retailers.

    Anchors and the owner of a shopping center usually enter into agreements, generally referred to as "reciprocal easement agreements" or "REAs," covering, among other things, operational matters, initial construction and future expansion. Anchors generally retain certain rights to approve or disapprove future renovations or expansions of the shopping center, and the REAs usually are recorded as encumbrances on all of the real property within the shopping center. Many of the anchors own their stores, the land under them and adjacent parking areas. Others enter into long-term leases at rents that are lower than the rents generally charged to Mall Store retailers.

    Anchors at the Centers (excluding Crestwood Plaza) occupy approximately 13.0 million square feet of Total GLA, or 59.2% of Total GLA, and accounted for less than 3.2% of the Company's total revenue in 1997. Anchors range in size from approximately 72,000 square feet to 363,000 square feet, with an average of approximately 163,000 square feet. The Centers have 80 anchors operating under 17 trade names. Excellent relationships have been established with major anchors, including Dayton-Hudson, Dillard's, Federated, JCPenney, May Company, Montgomery Ward, Nordstrom and Sears.

    The following table indicates the parent company of each anchor, the number of stores owned or leased by each anchor in the Centers, Total GLA, percentage of Total GLA and the base rent of each anchor as of December 31, 1997 (excluding Crestwood Plaza):

                                                                                                        1997 TOTAL
                                                      NUMBER OF                      PERCENTAGE OF   ANNUALIZED BASE
                       NAME                         ANCHOR STORES     TOTAL GLA        TOTAL GLA           RENT
--------------------------------------------------  -------------   --------------   -------------   ----------------
                                                                    (IN THOUSANDS)                    (IN THOUSANDS)
May Department Stores
  Robinsons-May...................................        8              1,520            6.9%           $   113
  Famous-Barr.....................................        5                928            4.3                264
  Filene's........................................        4                705            3.2                479
  Hecht's.........................................        3                596            2.7                200
  Meier & Frank...................................        1                118            0.5                 --
  Lord & Taylor...................................        1                118            0.5                 --
                                                        ---             ------            ---            -------
      Sub-Total...................................       22              3,985           18.1              1,056
                                                        ---             ------            ---            -------
  JCPenney........................................       18              2,814           12.8              1,719
  Sears...........................................       12              1,965            8.9              1,229
  Macy's..........................................        7              1,269            5.8              1,545
  Montgomery Ward.................................        6              1,018            4.6                705
  Nordstrom.......................................        5                730            3.3                777
  Dayton Hudson
    Mervyn's......................................        3                248            1.1                 --
    Target Discount...............................        1                122            0.6                252
                                                        ---             ------            ---            -------
      Sub-Total...................................        4                370            1.7                252
                                                        ---             ------            ---            -------
  Dillard's.......................................        3                508            2.3              1,015
  Caldor..........................................        1                 86            0.4                210
  Venture.........................................        1                 81            0.4                 --
  Kmart...........................................        1                191            0.9              1,517
                                                        ---             ------            ---            -------
      Total.......................................       80             13,017           59.2%           $10,025
                                                        ---             ------            ---            -------
                                                        ---             ------            ---            -------

    No single anchor accounted for more than 10% of Total GLA as of December 31, 1997 at the Centers, except for the May Company which accounted for 18.1% of Total GLA and J.C. Penney which accounted for 12.8% of Total GLA.

MALL STORES

    The Centers have approximately 2,844 Mall Stores, excluding Crestwood Plaza. As of December 31, 1997, national or regional chains leased approximately 90% of the Mall GLA. The five Mall Store retailers accounting for the largest percentage of Mall Stores effective rent (i.e., base rent plus percentage rent) in 1997 were: The Limited Stores (Abercrombie & Fitch, The Limited, Limited Express, Lane Bryant, Lerner's, Structure, Victoria Secret), The Woolworth Corporation (Footlocker, Kinney Shoes and others), The Gap (The Gap, Gap Kids, Banana Republic), Transworld (Record Town and others) and Barnes and Noble.

    In 1997, Managed Centers (excluding Northwest Plaza, Crestwood Plaza and Mini Majors) reported average Mall Store sales psf of $310 as compared to an industry average of $291 psf for the same period (Source: ICSC Monthly Mall Merchandise Index, February 1998).

    In 1997, the Centers (excluding Northwest Plaza and Crestwood Plaza) derived approximately 94% of their base rents from Mall Stores, which occupied approximately 40.5% of the Total GLA. No Mall Store retailer accounted for more than 5% of Mall GLA or more than 5% of the Company's 1997 effective rent at the Centers (excluding Northwest Plaza, Crestwood Plaza and North County Fair, except for The Limited Stores, a clothing retailer, which occupied 8.8% of Mall GLA, and accounted for 10.4% of the 1997 total Mall Store effective rent as of December 31, 1997.

    The following table sets forth, as of December 31, 1997, certain information with respect to the ten largest Mall Store retailers (through their various operating divisions) in terms of Mall GLA, excluding retailers at Northwest Plaza, Crestwood Plaza and North County Fair.

                                 NUMBER OF     MALL GLA                     TOTAL 1997     PERCENTAGE OF
                                MALL STORES     (SQUARE     PERCENTAGE OF    EFFECTIVE   TOTAL MALL STORE
RETAILER                          LEASED         FEET)     TOTAL MALL GLA      RENT       EFFECTIVE RENT
-----------------------------  -------------  -----------  ---------------  -----------  -----------------
                                                                            (THOUSANDS)
Limited Stores...............          102       771,949            8.8%     $  16,330            10.4%
Woolworth....................           91       316,197            3.6          6,880             4.4
The Gap......................           22       189,018            2.2          4,357             2.8
Transworld...................           13        88,755            1.0          2,431             1.6
Barnes & Noble...............           26        82,767            0.9          2,462             1.6
Oshman's.....................            4        78,085            0.9            575             0.4
Hallmark.....................           19        74,349            0.8          1,955             1.3
Edison Brothers..............           35        71,406            0.8          1,837             1.2
Eddie Bauer..................           10        68,431            0.8          1,818             1.2
Kay Bee Toys.................           17        66,875            0.8          1,726             1.1
                                       ---    -----------           ---     -----------            ---
                                       339     1,807,832           20.6%     $  40,371            26.0%
                                       ---    -----------           ---     -----------            ---
                                       ---    -----------           ---     -----------            ---

SALES

    From 1995 to 1997, reported sales for Mall Stores at Managed Centers (excluding Centers under redevelopment in 1996 and 1995, Northwest Plaza and Crestwood Plaza) increased from $1,435 million to $1,816 million. Total sales for Mall Stores affect revenue and profitability levels of the Company because they determine the amount of minimum rent the Company can charge, the percentage rent it realizes, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the retailers can afford to pay.

    The table below sets forth Mall Store sales for Managed Centers (excluding Centers under redevelopment in 1996 and 1995, Northwest Plaza and Crestwood Plaza) in the East Coast, the Mid West and West Coast regions of the United States.

                     EAST COAST CENTERS           MID WEST CENTERS           WEST COAST CENTERS            TOTAL CENTERS
                 --------------------------  --------------------------  --------------------------  --------------------------
                               PERCENTAGE                  PERCENTAGE                  PERCENTAGE                  PERCENTAGE
YEAR              SALES(1)      INCREASE      SALES(1)      INCREASE      SALES(1)      INCREASE      SALES(1)      INCREASE
---------------  -----------  -------------  -----------  -------------  -----------  -------------  -----------  -------------
                 (MILLIONS)                  (MILLIONS)                  (MILLIONS)                  (MILLIONS)
1995...........   $     699            --     $     174            --     $     562            --     $   1,435            --
1996...........         700            --           177           1.7%          611           8.7%        1,488           3.7%
1997...........         844          20.5%          203          14.7           769          25.9         1,816          22.0

------------------------

(1) Sales are based on Mall Store retailers reporting sales.

    Reported sales per square foot for Mall Stores located at the Managed Centers (excluding Mini Majors, the Centers under redevelopment in 1996 and 1995, Northwest Plaza and Crestwood Plaza) for the years ended December 31, 1995 to 1997 were as follows:

                                                                          1997       1996       1995
                                                                        ---------  ---------  ---------
Reported sales per square foot........................................  $     310  $     297  $     279
Increase from prior year..............................................        4.4%       6.5%        --

    The Company believes these sales levels enhance the Company's ability to obtain higher rents from retailers.

LEASING

    Leasing percentages are calculated on the basis of signed leases under which the company at the time of determination will be receiving rents for a period of 12 consecutive months starting on the date of calculation. The following table sets forth leased status for the Managed Centers in the East Coast, the Mid West and the West Coast regions of the United States (excluding Centers under redevelopment in 1996 and 1995, Northwest Plaza and Crestwood Plaza).

                                                    EAST COAST       MID WEST       WEST COAST         TOTAL
DECEMBER 31                                           CENTERS         CENTERS         CENTERS         CENTERS
------------------------------------------------  ---------------  -------------  ---------------  -------------
1995............................................            92%             92%             89%             90%
1996............................................            92%             93%             92%             92%
1997............................................            94%             91%             94%             93%

COSTS OF OCCUPANCY

    Management believes that in order to continue to increase Funds from Operations, Mall Store retailers must be able to operate profitably. A major factor contributing to retailer profitability is cost of occupancy, which consists of base rents and expense recoveries. As sales levels increase, if expenses subject to recovery are controlled, the retailer can pay a higher rent. Management believes that the occupancy costs for Mall Stores in the Centers are competitive within the respective markets serviced by the Centers, thereby giving the Company an opportunity to increase minimum rents. From 1995 to 1997 recoverable expenses remained relatively constant while sales per square foot continued to increase. This has permitted base rents to increase without raising a retailer's total occupancy cost beyond its ability to pay.

    The following table sets forth certain information relating to occupancy costs as a percentage of sales for reporting Mall Store retailers at Managed Centers (excluding Northwest Plaza and Crestwood Plaza).

                                                                          FOR THE YEARS ENDED
                                                                             DECEMBER 31,
                                                                    -------------------------------
                                                                    1997         1996       1995
                                                                    ---------  ---------  ---------
Occupancy Costs as a Percentage of Sales:
  Base Rents......................................................        8.4%       8.5%       8.7%
  Expense Recoveries..............................................        4.6        4.7        4.9
                                                                          ---        ---        ---
    Total.........................................................       13.0%      13.2%      13.6%
                                                                          ---        ---        ---
                                                                          ---        ---        ---

LEASES

    Generally the Mall Store leases are for ten-year terms at inception and the leases provide for retailers to pay rent comprised of two elements. The first element is fixed "base" or "minimum" rent, often subject to step increases according to a schedule agreed upon at the time of lease inception. The second element of rent is additional rent based upon a percentage of a retailer's gross sales in excess of a minimum annual amount. In some cases, retailers only pay a fixed base rent and, in a few cases, retailers only pay percentage rent.

    Virtually all of the leases for Mall Stores contain provisions that allow the Centers to recover certain operating costs and expenses (including certain capital expenditures) with respect to the common areas (including parking facilities), all buildings, roofs and facilities within the Centers, as well as insurance and property taxes. As a result of the foregoing, the Managed Centers (excluding Northwest Plaza and Crestwood Plaza) recovered approximately 100% of these costs and expenditures in 1997.

LEASE EXPIRATIONS

    The expiration of leases present shopping center owners with the opportunity to increase base and percentage rents, modify lease terms and conditions, improve retailer mix, relocate existing retailers, reconfigure or expand retailer spaces and introduce new retailers and retail concepts to the shopping center. The Company endeavors to increase base rent levels in the Centers in part through negotiating terminations of leases of underperforming retailers and renegotiating existing leases.

    The following table shows scheduled lease expirations as of December 31, 1997 for the next ten years for the Managed Centers' Mall Stores (excluding Northwest Plaza and Crestwood Plaza).

                                                            PERCENTAGE
                                             APPROXIMATE        OF           AVERAGE                  PERCENTAGE
                                              MALL GLA       MALL GLA       BASE RENT   ANNUALIZED   OF BASE RENT
                                NUMBER OF    OF EXPIRING    REPRESENTED     (PSF) OF     BASE RENT    REPRESENTED
YEAR ENDING                      LEASES        LEASES       BY EXPIRING     EXPIRING    OF EXPIRING   BY EXPIRING
DECEMBER 31,                    EXPIRING      (SQ. FT.)       LEASES         LEASES       LEASES        LEASES
----------------------------  -------------  -----------  ---------------  -----------  -----------  -------------
                                                                                        (THOUSANDS)
1998........................          173       413,487            4.7%     $   21.07    $   8,714           5.7%
1999........................          210       409,314            4.7          22.24        9,104           6.0
2000........................          221       378,741            4.3          26.16        9,908           6.5
2001........................          217       374,974            4.2          29.16       10,935           7.2
2002........................          222       594,233            6.8          26.42       15,697          10.3
2003........................          246       524,921            6.0          25.68       13,482           8.9
2004........................          234       788,563            9.0          23.17       18,275          12.0
2005........................          207       736,474            8.4          23.15       17,051          11.2
2006........................          140       522,796            6.0          23.15       12,100           8.0
2007........................          162       662,818            7.5          22.99       15,238          10.0

MALL STORE RENTAL RATES

    The following table contains certain information regarding per square foot average base and effective rent of the Mall Stores at Managed Centers (excluding outparcels, Northwest Plaza and Crestwood Plaza) that have been open since January 1, 1995.

                                                                        ALL EXISTING LEASES
                                                                     --------------------------
                                                                                    EFFECTIVE
AS OF DECEMBER 31,                                                    BASE RENT       RENT
-------------------------------------------------------------------  -----------  -------------
1995...............................................................   $   25.89     $   26.33
1996...............................................................       27.07         27.62
1997...............................................................       28.11         28.70

    As leases have expired, the Company has generally sought to rent the available space, either to the existing retailer or a new retailer, at rental rates that are higher than those of the expired leases, in part since the average rent for leases in place is generally less than the market rate for such space.

    The following table illustrates increases in Mall Store rental rates for the Managed Centers (excluding outparcels, Northwest Plaza and Crestwood Plaza).

                                                        LEASES EXPIRING      LEASE EXECUTED
                                                          DURING THE           DURING THE
YEAR                                                       PERIOD(1)            PERIOD(2)
----------------------------------------------------  -------------------  -------------------
1995................................................       $   22.89            $   26.06
1996................................................           21.48                28.16
1997................................................           27.20                29.22

------------------------

(1) Includes scheduled expirations, early terminations, abandonments and negotiated buyouts. Represents average base rent for the final year of occupancy.

(2) Includes renewals. Represents average base rent for the initial year of occupancy.

    Minimum rents at Mall Stores are expected to grow based upon contractual increases in base rent in existing leases, although there can be no assurance that such contractual increases will be realized or that such contractual increases are indicative of possible future increases in base rent. In the aggregate, base rent at Managed Centers (excluding Northwest Plaza and Crestwood Plaza) is expected to increase by approximately $13.2 million over the next five years through these contractual increases.

                                                           EXISTING         CUMULATIVE
                                                          CONTRACTUAL        EXISTING
                                                             RENT        CONTRACTUAL RENT
YEAR                                                       INCREASES        INCREASES
-------------------------------------------------------  -------------  ------------------
1998...................................................   $ 4,468,270     $    4,468,270
1999...................................................     2,502,263          6,970,533
2000...................................................     2,304,043          9,274,576
2001...................................................     2,228,930         11,503,506
2002...................................................     1,649,147         13,152,653

    As required by GAAP, contractual rent increases are recognized as rental income using the straight line method over the respective lease term which may result in the recognition of income not evidenced by cash receipts. The amount of contractual rent increases not represented by cash receipts for the year ended December 31, 1997 was $3.1 million.

    In addition to the increase in existing leases, the Company endeavors to increase base rent levels in the Centers in part through negotiating terminations of leases of underperforming tenants and renegotiating existing leases.

SEASONALITY

    The Shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season, when retailer occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve a substantial portion of their specialty (temporary retailer) rents during the holiday season. As a result of the above, earnings are generally highest in the fourth quarter of each year.

The following table summarizes certain quarterly data for 1996 and 1997:

                                                                      1ST         2ND         3RD         4TH
                                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                                   ----------  ----------  ----------  ----------
                                                                                  ($ IN THOUSANDS)
1997 QUARTERLY DATA:
  Mall store sales(1),(2)........................................  $  298,716  $  316,178  $  325,834  $  506,591
  Revenues.......................................................  $   69,482  $   69,087  $   80,209  $   83,031
  Percentage Leased(2)...........................................          91%         92%         92%         93%

1996 QUARTERLY DATA:
  Mall store sales(1),(3)........................................  $  266,944  $  290,183  $  297,801  $  454,838
  Revenues.......................................................  $   53,293  $   52,703  $   66,839  $   67,751
  Percentage Leased(3)...........................................          88%         89%         90%         92%

------------------------

(1) Excluding Mini Majors.

(2) Excluding Northwest Plaza, Crestwood Plaza and North County Fair.

(3) Excluding Wheaton Plaza, Northwest Plaza, Crestwood Plaza and North County Fair.

COMPETITION

    All of the Centers are located in developed retail and commercial areas. With respect to certain of such Centers, other mall or neighborhood and community shopping centers may compete within the primary trade area of each of the Centers. The amount of rentable space in the relevant primary trade area, the quality of facilities and the nature of stores at such competing shopping centers could each have a material adverse effect on the Company's ability to lease space and on the level of rents the Company can obtain. In addition, retailers at the Centers face increasing competition from other forms of retailing, such as discount shopping centers, outlet malls, catalogues, discount shopping clubs and telemarketing. Other development companies, including other REIT's, compete for acquisition of new retail shopping centers.

    Although the Company believes the Centers can compete effectively within their trade areas, the Company must also compete with other owners, managers and developers of retail shopping centers and malls. Those competitors that are not REITs may be at an advantage to the extent they can utilize working capital to finance projects, while the Company (and its competitors that are REITs) will be required by the annual distribution provisions under the Code to distribute significant amounts of cash from operations to its shareholders. If the Company should require funds, it may have to borrow when the cost of capital is high. Moreover, increased competition could adversely affect the Company's revenues and Funds from Operations.

ENVIRONMENTAL MATTERS

    Various federal, state and local laws, ordinances and regulations impose liability on present and former property owners and operators for the cost of cleaning up or removing hazardous or toxic materials that are present on or emanated from such property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic materials. The presence of contamination on, or even adjacent to or near a property may impact the valuation of that property or the ability of the owner to sell, lease or finance it. In addition, persons who arrange for the disposal or treatment of hazardous or toxic materials may be liable for the costs of cleaning up contamination that results from the effort to dispose of or treat those materials at another site.

    Certain laws and regulations also impose liability for the release of certain materials, including asbestos in the environment, and such releases can form the basis for liability to third persons for personal injury, property or other damages. Some of the Properties contain asbestos-containing materials. Procedures have been adopted by the Company to monitor and maintain the condition of such asbestos containing materials.

    Although there can be no assurances, the Company does not believe that environmental conditions at any of the Properties will have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance that environmental laws and regulations will not become more stringent in the future or that the environmental conditions on or near the Properties, presently known or unknown, will not have a material adverse effect on individual Properties or the Company in the future.

INSURANCE ARRANGEMENTS

    The Company's insurance advisors/brokers have reported that insurances covering fire, flood, earthquake and comprehensive liability are adequate having regard to the insurance risks and insured limits customarily carried for similar properties. The Company will continue fire, business interruption, flood, earthquake, comprehensive liability and other appropriate insurance with respect to such Properties and believes that such Properties are adequately covered by existing insurance. Earthquake insurance is subject to a deductible equal to 5% of the total insured value of each Managed Center and a combined annual aggregate loss limit of $120 million on the Managed Centers.

EMPLOYEES

    The Company has engaged the Manager to provide the property management and leasing services, the Advisor to provide advisory services and the Developer to provide development and redevelopment planning and implementation. As such, the Company has no employees.

EXECUTIVE OFFICES AND OFFICERS OF THE REGISTRANT

    The Company's executive offices are located at 11601 Wilshire Boulevard, Los Angeles, California 90025 (telephone 310/478-4456). The headquarters of the Company's Manager, Advisor and Developer are located at the same address in Los Angeles, California.

    The following table sets forth certain information with respect to the executive officers of the Company:

NAME                                             AGE                       POSITION
-------------------------------------------      ---      -------------------------------------------
Frank P. Lowy AO...........................          67   Director and Chairman of the Board
Peter S. Lowy..............................          39   Director and Co-President
Richard E. Green...........................          55   Associate Director and Co-President
Mark A. Stefanek...........................          43   Chief Financial Officer and Treasurer
Roger D. Burghdorf.........................          50   Executive Vice President
Dimitri Vazelakis..........................          44   Executive Vice President
Randall J. Smith...........................          48   Executive Vice President
Irv Hepner.................................          47   Secretary

    Set forth below is a summary of the business experience of the executive officers of the Company. The executive officers of the Company serve at the pleasure of the Board of Directors and have served in such capacity since the completion of the Company's Offering, except for Irv Hepner who was appointed Secretary on November 10, 1997 and designated an Executive Officer on March 12, 1998.

FRANK P. LOWY, AO

       Frank P. Lowy was appointed Director of the Company in 1994. Frank P. Lowy has been Chairman of the Company since 1994. He is Chairman of the Board of Directors and Co-founder of the WHL. He is a member of the Board of the Reserve Bank of Australia, former President of the Board of Trustees of the Art Gallery of New South Wales and a Director of the Daily Mail and General Trust plc (U.K.). Frank P. Lowy is the father of David H. Lowy and Peter S. Lowy, both Directors of the Company. In 1993, Frank P. Lowy was acknowledged as one of six "pioneers" of the shopping center industry worldwide by the ICSC.

PETER S. LOWY

       Peter S. Lowy was appointed Director of the Company in 1994. Peter S. Lowy was an Executive Vice President of the Company from 1994 until March 1997 and is currently a Co-President of the Company. He has been responsible for WHL's U.S. operations since 1990 after nearly a decade with WHL and its affiliates in Sydney. He was appointed a Director of WHL in 1987 and a Managing Director in 1997. Prior to joining WHL, he worked in investment banking in New York and London. He holds a Bachelor of Commerce degree from the University of New South Wales. Peter S. Lowy is a son of Frank P. Lowy, Chairman of the Company, and a brother of David
       H. Lowy, a Director of the Company.

RICHARD E. GREEN

       Richard E. Green was appointed an Associate Director of the Company in May 1997 and has been President of the Company since 1994. From 1980 to 1988 and from 1993 to today, Richard Green has held the position of President of WHL's U.S. Operations. In the interval from 1988 to 1993, he served as the President of the entity acquired in the Recapitalization. From 1968 to 1980 he was employed by the Company, which was then owned by the May Company, and attained the title of Executive Vice President. He is a Past Trustee of the ICSC. Mr. Green holds a Bachelor of Accounting and Finance from San Jose State University.

MARK A. STEFANEK

       Mark Stefanek was appointed Treasurer of the Company in 1994 and became Chief Financial Officer in 1997. Mark Stefanek has extensive experience in real estate finance and development. He began his career at Arthur Andersen. He holds a Bachelor of Business Administration-Accounting from the University of Notre Dame and is a certified public accountant. From 1985 to 1991 he was Chief Financial Officer of Western Development Corporation and for three years before that he was with Cadillac Fairview Urban Development, Inc. From 1991 to 1994 he served as Vice President, Finance and Administration for Disney Development Company.

ROGER D. BURGHDORF

       Roger D. Burghdorf was appointed a Senior Executive Vice President of Leasing and Center Management of the Company in 1994 and became an Executive Vice President of the Company in 1997. Prior to 1994, Roger D. Burghdorf was, for four years, the Director of Leasing at CenterMark Properties, Inc., the Company's predecessor. He is responsible for all leasing and management services for the Centers throughout the United States.

DIMITRI VAZELAKIS

       Dimitri Vazelakis was appointed a Senior Executive Vice President of the Company in 1994 and is currently an Executive Vice President of the Company. He holds a Bachelor of Science in Civil Engineering and a Masters in Business Administration and Finance from New South Wales Institute of Technology. Dimitri Vazelakis joined WHL in 1972, and relocated to WHL's U.S. operations in 1986 and in 1989 he began heading activities in development, design and construction activities. Between 1979 and 1986, he worked with WHL in Australia, obtaining the position of Deputy General Manager of Design and Construction.

RANDALL J. SMITH

       Randall Smith is an Executive Vice President of the Company. With over 20 years of experience in the field. Mr. Smith was with May Centers, Inc., the Company's predecessor, for nine years, before joining the Company in 1995. Mr. Smith has a Bachelor of Arts in Art and Architecture and a Master in Business Administration in Marketing from Miami University. He is a member of the ICSC's Research Advisory Task Force.

IRV HEPNER

       Irv Hepner was appointed Secretary of the Company in 1997 and designated an Executive Officer in 1998. He has 18 years of experience as a lawyer in real estate finance, real estate securities and corporate matters. He holds a Bachelor's of Arts degree in Architecture from Yale College and a Juris Doctor from Benjamin N. Cardozo School of Law. Prior to his appointment as Secretary of the Company, Irv Hepner was a partner in the firm of Loeb & Loeb LLP in New York City. Prior to that, from 1984 to 1994, he was first an associate and then a partner in the firm of Mayer, Brown & Platt in New York City, and was previously associated with Willkie Farr & Gallagher from 1982 to 1984 and Debevoise & Plimpton from 1979 to 1982.

                                   PROPERTIES

ITEM 2.:
  WESTFIELD AMERICA SHOPPING CENTERS

    The following table sets forth certain information about each of the Westfield America Shopping Centers which consists of interests in 16 super-regional shopping centers, including Crestwood Plaza which was acquired in January 1998, six regional centers and three power centers located in seven states in the East Coast, the Mid West and the West Coast regions of the United States totaling 23 million square feet of Total GLA.

                                 CENTER PROFILE

                                                                                 PERCENTAGE OF MALL       OCCUPANCY COST
                                       PERCENTAGE      TOTAL GLA    MALL GLA        GLA LEASED AT         AS A % OF SALES
SHOPPING CENTER & LOCATION              OWNERSHIP      (SQ. FT.)    (SQ. FT.)     DECEMBER 31, 1997      DECEMBER 31, 1997
-----------------------------------  ---------------  -----------  -----------  ---------------------  ---------------------
EAST COAST
  Annapolis Mall,(4) ..............           100%       990,000      410,000                99%                  13.7%
    Annapolis, Maryland

  Connecticut Post Mall,(3) .......           100        830,000      430,000                88                   15.0
    Milford, Connecticut

  Enfield Square,(3),(4) ..........           100        680,000      260,000                97                   13.6
    Enfield, Connecticut

  Meriden Square, .................           100        750,000      300,000               100                   13.3
    Meriden, Connecticut

  Montgomery Mall, ................           100      1,250,000      460,000               100                   13.6
    Bethesda, Maryland

  South Shore Mall(4) .............           100      1,070,000      330,000                81                   16.2
    Bay Shore, New York

  Trumbull Shopping Park, .........           100      1,190,000      500,000                95                   14.7
    Trumbull, Connecticut

  Wheaton Plaza Shopping                       68      1,200,000      490,000                90                    9.3
    Center, .......................
    Wheaton, Maryland
                                                      -----------  -----------              ---                    ---
    Total(6).......................                    7,960,000    3,180,000                94%                  13.5%
                                                      -----------  -----------              ---                    ---

                                         1997 MALL         HISTORY &
                                        STORE SALES         STATUS         MAJOR RETAILERS &
SHOPPING CENTER & LOCATION           (PER SQ. FT.)(2)   OF DEVELOPMENT      SPECIAL FEATURES
-----------------------------------  -----------------  ---------------  ----------------------
EAST COAST
  Annapolis Mall,(4) ..............      $     381        Opened 1980    Nordstrom, Hecht's,
    Annapolis, Maryland                                   Redeveloped      JCPenney, Montgomery
                                                           1983/1994       Ward
  Connecticut Post Mall,(3) .......            292        Opened 1960    Filene's, JCPenney,
    Milford, Connecticut                                  Redeveloped      Caldor
                                                             1991
  Enfield Square,(3),(4) ..........            238        Opened 1971    Filene's, JCPenney,
    Enfield, Connecticut                                  Redeveloped      Sears
                                                           1987/1997
  Meriden Square, .................            328        Opened 1971    Filene's, JCPenney,
    Meriden, Connecticut                                  Redeveloped      Sears
                                                           1988/1993
  Montgomery Mall, ................            445        Opened 1968    Nordstrom, Hecht's,
    Bethesda, Maryland                                    Redeveloped      Sears, JCPenney
                                                        1976/1982/1984
                                                             1991
  South Shore Mall(4) .............            333        Opened 1963    Macys, JCPenney, Sears
    Bay Shore, New York                                      Under
                                                         Redevelopment
  Trumbull Shopping Park, .........            325        Opened 1962    Macys, Filene's, Lord
    Trumbull, Connecticut                                 Redeveloped      & Taylor, JCPenney
                                                        1982/1987/1990
                                                             1992
  Wheaton Plaza Shopping                       319        Opened 1960    Filene's JCPenney,
    Center, .......................                       Redeveloped      Montgomery Ward
    Wheaton, Maryland                                        1987
                                             -----
    Total(6).......................      $     352
                                             -----

                                                                                 PERCENTAGE OF MALL       OCCUPANCY COST
                                       PERCENTAGE      TOTAL GLA    MALL GLA        GLA LEASED AT         AS A % OF SALES
SHOPPING CENTER & LOCATION              OWNERSHIP      (SQ. FT.)    (SQ. FT.)     DECEMBER 31, 1997      DECEMBER 31, 1997
-----------------------------------  ---------------  -----------  -----------  ---------------------  ---------------------
MID WEST
  Mid Rivers Mall, ................           100%       930,000      360,000                89%                  14.4%
    St. Peters, Missouri

  Northwest Plaza, ................           100      1,690,000      720,000                84                    n/a
    St. Ann, Missouri

  South County Center,(3) .........           100        750,000      260,000                91                   10.9
    St. Louis, Missouri

  West County Center,(4) ..........           100        580,000      150,000                93                   14.5
    Des Peres, Missouri

  West Park Mall, .................           100        500,000      230,000                89                   12.8
    Cape Girardeau, Missouri

  Westland Towne Center, ..........           100        470,000      140,000                97                    8.0
    Lakewood, Colorado
                                                      -----------  -----------              ---                    ---
    Total(6).......................                    4,920,000    1,860,000                91%                  11.1%
                                                      -----------  -----------              ---                    ---
WEST COAST
  Eagle Rock Plaza, ...............           100        470,000      160,000                94                   17.0
    Los Angeles, California

  Eastland Center, ................           100        730,000      530,000                94                    4.9
    West Covina, California

  Mission Valley Center ...........            76      1,370,000      500,000               100                    9.5
    San Diego, California

  Mission Valley                               76        210,000      210,000               n/a                    n/a
    Center--West,(4) ..............
    San Diego, California

                                         1997 MALL         HISTORY &
                                        STORE SALES         STATUS         MAJOR RETAILERS &
SHOPPING CENTER & LOCATION           (PER SQ. FT.)(2)   OF DEVELOPMENT      SPECIAL FEATURES
-----------------------------------  -----------------  ---------------  ----------------------
MID WEST
  Mid Rivers Mall, ................      $     256        Opened 1987    Famous-Barr,
    St. Peters, Missouri                                  Redeveloped    Dillard's, Sears,
                                                           1990/1996       JCPenney
  Northwest Plaza, ................            278        Opened 1965    Famous-Barr, JCPenney,
    St. Ann, Missouri                                     Redeveloped      Sears, Dillards
                                                             1989
  South County Center,(3) .........            302        Opened 1963    Famous-Barr,
    St. Louis, Missouri                                   Redeveloped    Dillard's, JCPenney
                                                             1979
  West County Center,(4) ..........            254        Opened 1969    Famous-Barr, JCPenney
    Des Peres, Missouri                                   Redeveloped
                                                             1985
  West Park Mall, .................            214        Opened 1981    Famous-Barr, JCPenney,
    Cape Girardeau, Missouri                              Redeveloped      Venture
                                                             1984
  Westland Towne Center, ..........            175        Opened 1960    Sears, Super Kmart
    Lakewood, Colorado                                    Redeveloped
                                                           1978/1994
                                             -----
    Total(6).......................      $     257
                                             -----
WEST COAST
  Eagle Rock Plaza, ...............            184        Opened 1973    Robinsons-May,
    Los Angeles, California                                                Montgomery Ward
  Eastland Center, ................            242        Opened 1957    Mervyns, Target.
    West Covina, California                               Redeveloped      Burlington Coat
                                                           1979/1997       Factory, Loehmann's,
                                                                           Baby's 'R Us,
                                                                           Marshall's, Old Navy
  Mission Valley Center ...........            255        Opened 1961    Robinsons-May, Macy's,
    San Diego, California                                 Redeveloped      Montgomery Ward, AMC
                                                        1975/1983/1997     20-Screen theater,
                                                                           Nordstrom Rack
  Mission Valley                               n/a        Opened 1961    Borders Books,
    Center--West,(4) ..............                          Under         Marshalls, Old Navy,
    San Diego, California                                Redevelopment     The Gordon Biersch
                                                                           Brewing Company

                                                                                 PERCENTAGE OF MALL       OCCUPANCY COST
                                       PERCENTAGE      TOTAL GLA    MALL GLA        GLA LEASED AT         AS A % OF SALES
SHOPPING CENTER & LOCATION              OWNERSHIP      (SQ. FT.)    (SQ. FT.)     DECEMBER 31, 1997      DECEMBER 31, 1997
-----------------------------------  ---------------  -----------  -----------  ---------------------  ---------------------
  North County Fair,(1),(5) .......            45%     1,260,000      380,000                84%                  13.4%
    Escondido, California

  Plaza Bonita, ...................           100        820,000      310,000                95                   16.4
    National City, California

  Plaza Camino Real, ..............            40      1,150,000      430,000                88                   13.9
    Carlsbad, California

  The Plaza at West Covina, .......           100      1,170,000      530,000                95                   16.3
    West Covina, California

  Topanga Plaza, ..................            42      1,050,000      370,000                99                   13.6
    Canoga Park, California

  Vancouver Mall, .................            50        870,000      320,000                87                   11.1
    Vancouver, Washington
                                                      -----------  -----------              ---                    ---
    Total(6).......................                    9,100,000    3,740,000                94%                  12.5%
                                                      -----------  -----------              ---                    ---
    Grand Total(6).................                   21,980,000    8,780,000                93%                  13.0%
                                                      -----------  -----------              ---                    ---
                                                      -----------  -----------              ---                    ---


1998 ACQUISITION
-----------------------------------
  Crestwood Plaza, ................           100      1,010,000      400,000                91%                   n/a
    Crestwood, Missouri

                                         1997 MALL         HISTORY &
                                        STORE SALES         STATUS         MAJOR RETAILERS &
SHOPPING CENTER & LOCATION           (PER SQ. FT.)(2)   OF DEVELOPMENT      SPECIAL FEATURES
-----------------------------------  -----------------  ---------------  ----------------------
  North County Fair,(1),(5) .......      $     336        Opened 1986    Nordstrom, Robinsons-
    Escondido, California                                                  May(2), Macy's,
                                                                           JCPenney, Sears
  Plaza Bonita, ...................            312        Opened 1981    Robinsons-May,
    National City, California                                              JCPenney, Montgomery
                                                                           Ward and Mervyn's
  Plaza Camino Real, ..............            287        Opened 1969    Macy's(2), Robinsons-
    Carlsbad, California                                  Redeveloped      May, Sears, JCPenney
                                                           1979/1989
  The Plaza at West Covina, .......            281        Opened 1975    Robinsons-May, Macy's,
    West Covina, California                               Redeveloped      Sears, JCPenney
                                                           1990/1993
  Topanga Plaza, ..................            348        Opened 1964    Nordstrom, Robinsons-
    Canoga Park, California                              Redevelopment     May, Sears,
                                                        1984/1992/1994     Montgomery Ward
  Vancouver Mall, .................            252        Opened 1977    Nordstrom, Meier &
    Vancouver, Washington                                 Redeveloped      Frank, Sears,
                                                           1979/1993       JCPenney, Mervyn's
                                             -----
    Total(6).......................      $     281
                                             -----
    Grand Total(6).................      $     310
                                             -----
                                             -----
1998 ACQUISITION
-----------------------------------
  Crestwood Plaza, ................      $     303        Opened 1957    Famous--Barr, Sears,
    Crestwood, Missouri                                   Redeveloped      Dillard's
                                                             1984

------------------------------

(1) North County Fair is managed by TrizecHahn Corporation.

(2) Sales are based on Mall Store retailers reporting sales for 12 consecutive months and excludes Mini Majors.

(3) The Company's interest in this Center includes certain incidental long-term ground leases.

(4) Under redevelopment during 1998.

(5) The Joint Venture which owns this Center leases it from the City of Escondido pursuant to a 50-year ground lease which expires in 2033.

(6) Total and Grand Totals are for Managed Centers and exclude Northwest Plaza.

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES

    The following table sets forth certain information regarding the mortgages encumbering the Centers, including Centers which the Company has less than a 100% interest. All mortgage debt is nonrecourse to the Company except a $15 million loan secured by Mid Rivers Mall. The information set forth below is as of December 31, 1997.

                                                                                                EARLIEST DATE
                                                                                                ON WHICH THE
                                          ANNUAL                ANNUAL                BALANCE    NOTE CAN BE
                                         INTEREST   PRINCIPAL    DEBT     MATURITY    DUE ON     PREPAID W/O
PROPERTY PLEDGED AS COLLATERAL             RATE      BALANCE    SERVICE     DATE     MATURITY      PENALTY
--------------------------------------  ----------  ---------  ---------  ---------  ---------  -------------
                                                     (000'S)                          (000'S)
Trumbull Shopping Park................       7.07%  $ 140,866  $  10,017    7/01/00  $ 130,727      4/2000(4)
Mid Rivers Mall.......................       8.09%     15,000      1,214    2/11/99     15,000      2/1999(3)
Mid Rivers Mall.......................       6.15%     38,205      2,350    2/11/99     38,205      2/1999(3)
Plaza Bonita..........................       6.15%     59,030      3,630    2/11/99     59,030      2/1999(3)
Plaza West Covina.....................       6.15%     60,615      3,728    2/11/99     60,615      2/1999(3)
West Park Mall........................       6.15%     14,150        870    2/11/99     14,150      2/1999(3)
Montgomery Mall.......................       6.51%    121,515      7,911    2/11/01    121,515      2/2001(3)
South County Center...................       6.51%     28,735      1,871    2/11/01     28,735      2/2001(3)
West County Center....................       6.51%     16,750      1,090    2/11/01     16,750      2/2001(3)
May Department Stores.................       6.39%     19,393      2,489    2/04/04          0      2/2004
May Department Stores.................       7.33%     55,167      5,342    2/04/14          0      2/2014
                                                    ---------  ---------             ---------
  Total Wholly Owned..................                569,426     40,512               484,727

Mission Valley Center (75.8%)(1)......       6.78%     56,850      3,854   12/31/04     56,850     12/1999
Plaza Camino Real (40%)(1)............       9.50%     14,747      1,515    6/01/00     14,497      3/2000(5)
Topanga Plaza (42%)(1)................      10.13%     24,037      2,637    2/01/02     23,039      2/2002(5)
Vancouver Mall (50%)(1)...............       9.78%     15,797      1,701    5/13/02     15,035      2/2002(6)
North County Fair (45%)(1),(2)........      12.25%     22,318      2,879    5/30/22          0      6/2022(7)
                                                    ---------  ---------             ---------
                                                    $ 703,175  $  53,098             $ 594,148
                                                    ---------  ---------             ---------
                                                    ---------  ---------             ---------

--------------------------

(1) Reflects the Company's pro rata share of debt.

(2) Contingent interest is owed at 30% of receipts in excess of $8.3 million.

(3) May be prepaid with a premium equal to the greater of a yield maintenance premium or a declining 1% premium (as defined).

(4) Prepayment in entirety with 60 days notice subject to the greater of a yield maintenance premium (as defined) or 1% of balance, until April 2000.

(5) May be prepaid for the greater of 1% of the outstanding principal balance or yield maintenance premium amount (as defined).

(6) May be prepaid for the greater of 2% of the outstanding principal balance or yield maintenance premium amount (as defined).

(7) Beginning June 2004, the loan may be prepaid for a 6% premium; this declines 0.5% annually to a minimum of 1% plus ten times contingent interest.

ITEM 3:  LEGAL PROCEEDINGS

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock began trading on the New York Stock Exchange ("NYSE") on May 16, 1997, under the symbol "WEA." The following table sets forth the high, low and closing sales price per share of the Company's common stock and declared distributions for each share of the Company's common stock on a quarterly basis since the initial public offering.

                                                                                                            DECLARED
1997 QUARTER ENDED                                                         HIGH        LOW       CLOSE    DISTRIBUTION
-----------------------------------------------------------------------  ---------  ---------  ---------  -------------
June 30 (from May 16, 1997)............................................  $   16.88  $   15.00  $   16.88    $    0.16
September 30...........................................................  $   17.25  $   16.38  $   16.63    $    0.35
December 31............................................................  $   17.75  $   16.13  $   17.00    $    0.35

    The closing sales price per share of common stock was $17.875 on March 25, 1998.

    The approximate number of shareholders of record of the common stock was 94 as of March 25, 1998.

    In January 1997, the Company issued 8,151,155 shares of common stock to Westfield America Trust ("WAT"), an accredited investor, for a price of $16.01 per share in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act. The Company used the proceeds to purchase 8,151,155 shares of common stock held by GGP Limited Partnership.

    Also simultaneously with the closing of the Offering, WAT acquired a warrant (the "1997 WAT Warrant") to purchase 2,089,552 shares of additional common stock of the Company at $15.00 per share. The sale price for the 1997 WAT Warrant was $2.5 million. The sale was effected in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

    The Company intends to continue to pay regular quarterly distributions to the holders of its common stock. Since January 1, 1995, the Company has made regular quarterly distributions on its common stock. For the years ended December 31, 1995, 1996 and 1997, the Company declared distributions per common share of $1.68, $1.51 and $1.59, respectively.

    Included as part of the 1997 distribution declared is a distribution declared on December 19, 1997 to shareholders of record on December 31, 1997 of $28.4 million or $0.35 per common share for the quarter ended December 31, 1997, which equates to $1.40 per share on an annualized basis.

ITEM 6:  SELECTED FINANCIAL DATA

    The following table sets forth historical and consolidated financial data for the Company and should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The Company's Consolidated Financial Statements are not necessarily indicative of the future financial position and results of operations of the Company. The Company believes that the book value of its real estate assets, which reflects the historical cost of such real estate assets less accumulated depreciation, is less than the current market value of its properties.

    At December 31, 1997 and for the year then ended, the Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 15 centers, the equity in income of five unconsolidated real estate partnerships, Wheaton Plaza following its acquisition in June 1997, the equity in income of Annapolis Mall Limited Partnership through June 1997 and 100% thereafter following the Company's acquisition of the 70% interest in Annapolis Mall that it did not already own, the equity in income of Meriden Square Limited Partnership through September 1997 and 100% thereafter following the Company's acquisition of the 50% interest in Meriden Square that it did not already own, 12 separate department store properties that are net leased to the May Company under financing leases, and certain other real estate investments. The Company's acquisition of Northwest Plaza in December 1997 has been excluded from Management's Discussion and Analysis of Financial Condition and Results of Operations as this Center did not have a material impact on the 1997 results of operations.

    At December 31, 1996 and for the year then ended, the Consolidated Financial Statements reflect the Recapitalization and the acquisition of the Acquired Properties in July 1996. At December 1995 and for the year then ended, the Consolidated Financial Statements reflect the Mission Valley Partnership, the owner of Mission Valley Center and Mission Valley Center-West, as an unconsolidated real estate partnership. In September 1995, the Company acquired a controlling interest in the Mission Valley Partnership and consolidated the Mission Valley Partnership in 1996. At December 31, 1994 and for the period from February 12, 1994 through December 31, 1994, the Consolidated Financial Statements reflect the acquisition of the Company in February 1994 by affiliates of WHL and certain other investors. In connection with the 1994 acquisition, the Manager assumed management of the Company's shopping centers and consolidated the Company's St. Louis headquarter operations with the Manager's operations in Los Angeles, California in January 1995.

                                                                                      PREDECESSOR
                                                                        PERIOD FROM   PERIOD FROM
                                                                        FEBRUARY 12,   JANUARY 1,
                                                                            1994          1994
                                        YEARS ENDED DECEMBER 31,          THROUGH       THROUGH      YEAR ENDED
                                   -----------------------------------  DECEMBER 31,  FEBRUARY 11,  DECEMBER 31,
                                      1997         1996        1995         1994          1994          1993
                                   -----------  ----------  ----------  ------------  ------------  ------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
Revenues:
  Minimum rents..................  $   147,971  $  105,295  $   74,727   $   58,750    $    7,309    $   60,726
  Tenant recoveries..............       64,662      44,423      32,335       32,023         4,036        31,359
  Percentage rents...............        4,175       3,991       1,690        2,470           467         2,960
  Service fee and other income...           --          --          --        6,213           957        10,192
                                   -----------  ----------  ----------  ------------  ------------  ------------
    Total revenue................      216,808     153,709     108,752       99,456        12,769       105,237

Expenses:
  Operating......................       64,156      47,339      33,532       29,477         4,326        31,693
  Management fees................        4,074       3,191       1,828           --            --            --
  Advisory Fee (not payable).....           --       2,600          --           --            --            --
  General and administrative.....          949         808         776        7,129         2,543        20,038
  Depreciation and
    amortization.................       53,913      38,596      29,150       24,897         3,605        29,011
                                   -----------  ----------  ----------  ------------  ------------  ------------
    Operating income.............       93,716      61,175      43,466       37,953         2,295        24,495
  Interest expense, net..........       57,472      40,233      27,916       24,156           481         7,160
                                   -----------  ----------  ----------  ------------  ------------  ------------
    Income before other income
      and income taxes...........       36,244      20,942      15,550       13,797         1,814        17,335
  Equity in net income (loss) of
    unconsolidated real estate
    partnerships.................        3,887       3,707       4,412         (386)       (2,151)       (3,177)
  Interest and other income......        9,212       1,110       1,884        1,830           340         2,996
  Gains on sales of properties
    and partnership interests....           --          --          --           --            --         2,566
  Income taxes...................           --          --          --           --            --       (13,819)
  Minority interest in earnings
    of consolidated real estate
    partnerships.................       (2,478)     (1,063)         --           --            --            --
                                   -----------  ----------  ----------  ------------  ------------  ------------
Net income.......................  $    46,865  $   24,696  $   21,846   $   15,241    $        3    $    5,901
                                   -----------  ----------  ----------  ------------  ------------  ------------
                                   -----------  ----------  ----------  ------------  ------------  ------------
Net income allocable to common
  shares.........................  $    35,437  $   20,432  $   21,843   $   15,241    $        3    $    5,901
                                   -----------  ----------  ----------  ------------  ------------  ------------
                                   -----------  ----------  ----------  ------------  ------------  ------------
Earnings per common share(1),
  (6)............................  $      0.54  $     0.42  $     0.48   $     0.34
                                   -----------  ----------  ----------  ------------
                                   -----------  ----------  ----------  ------------
  Dividends declared per common
    share(1), (5)................  $      1.59  $     1.51  $     1.68   $     0.81
                                   -----------  ----------  ----------  ------------
                                   -----------  ----------  ----------  ------------

                                                                                      PREDECESSOR
                                                                        PERIOD FROM   PERIOD FROM
                                                                        FEBRUARY 12,   JANUARY 1,
                                                                            1994          1994
                                        YEARS ENDED DECEMBER 31,          THROUGH       THROUGH      YEAR ENDED
                                   -----------------------------------  DECEMBER 31,  FEBRUARY 11,  DECEMBER 31,
                                      1997         1996        1995         1994          1994          1993
                                   -----------  ----------  ----------  ------------  ------------  ------------
                                                                  (IN THOUSANDS)
OTHER DATA:
EBITDA(2)........................  $   177,858  $  124,352  $  102,199   $   83,529    $    8,691    $   80,432
Funds from Operations(3).........  $   111,271  $   75,842  $   65,792   $   53,315    $    4,942    $   60,472
Cash flows provided by operating
  activities.....................  $    91,180  $   55,244  $   41,937   $   20,665    $    5,294    $   35,883
Cash flows (used in) provided by
  investing activities...........  $  (560,965) $  (90,969) $    6,529   $   23,556    $  (23,501)   $  (42,778)
Cash flows provided by (used in)
  financing activities...........  $   474,059  $   42,454  $  (62,722)  $  (67,988)   $   26,013    $  (13,772)
Funds from operations allocable
  to common shares(3), (4).......  $   100,555  $   71,578  $   65,789   $   53,315                  $   60,472
Weighted average number of common
  shares(4), (6).................       65,505      49,063      44,978       44,902                          52

                                          DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                              1997          1996          1995          1994          1993
                                          ------------  ------------  ------------  ------------  ------------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Investments in real estate, net.........   $1,848,501    $1,310,434    $  829,484    $  848,892    $  884,392
Total assets............................   $1,948,944    $1,341,854    $  841,990    $  879,951    $  944,490
Notes payable and revolving credit
  facility..............................   $1,107,425    $  770,625    $  426,781    $  420,397    $   38,205
Minority interest.......................   $   25,123    $       54    $       --    $       --    $       --
Shareholders' equity....................   $  747,694    $  518,530    $  380,419    $  430,782    $  669,967

------------------------

(1) Information for the period January 1, 1994 through February 11, 1994, and the year ended December 31, 1993, is not presented because it is not comparable.

(2) EBITDA represents the Company's share of net income before interest, taxes, depreciation and amortization. While EBITDA should not be construed as an alternative to operating income (as determined in accordance with Generally Accepted Accounting Principles ("GAAP") as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity and other consolidated income or cash flow statement data determined in accordance with GAAP, the Company believes that EBITDA is an effective measure of shopping center operating performance because EBITDA is unaffected by the debt and equity structure of the property owner.

(3) The Company computes Funds from Operations in accordance with standards established by the White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 which defines Funds from Operations as net income (loss) (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures except for the year ended December 31, 1993, for which income taxes are not included. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP), as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. In addition, Funds from Operations as computed by the Company may not be comparable to similarly titled figures reported by other REIT's.

(4) The computation for the 42 days ended February 11, 1994 is not presented as it is not comparable.

(5) Since the Offering, dividends declared per common share have been $1.40 per share on an annual basis.

(6) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. For further discussion of earnings per share and the impact of Statement No. 128, see Note 2 to the Consolidated Financial Statements.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's Consolidated Financial Statements and Notes thereto. Historical results set forth in "Selected Financial Data" and the Company's Consolidated Financial Statements are not necessarily indicative of the future financial position and results of operations of the Company.

GENERAL BACKGROUND

    On May 21, 1997 the Company completed an initial public offering of 20.4 million shares of common stock (including shares issued upon exercise of an over allotment option) (the "Offering") and the sale of 270,000 preferred shares resulting in proceeds totaling $300.4 million, net of underwriting discounts and expenses of the Offering. The proceeds from the Offering, the sale of preferred stock and an increase in borrowings under the Company's unsecured revolving credit facility were used to make participating loans totaling $145 million to two wholly owned indirect subsidiaries of WHL secured by a 50% indirect interest in Garden State Plaza ("Garden State Plaza Loan"), purchase the 70% interest in Annapolis Mall Limited Partnership that the Company did not already own and certain adjacent property for $133 million, purchase a 68% managing interest in Wheaton Plaza Regional Shopping Center, LLP for $51.5 million and acquire options in WHL for $15.2 million ("WHL Options").

    At December 31, 1997 and for the year then ended, the Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 15 centers, the equity in income of five unconsolidated real estate partnerships, Wheaton Plaza following its acquisition in June 1997, the equity in income of Annapolis Mall Limited Partnership through June 1997 and 100% thereafter following the Company's acquisition of the 70% interest in Annapolis Mall that it did not already own, the equity in income of Meriden Square Limited Partnership through September 1997 and 100% thereafter following the Company's acquisition of the 50% interest in Meriden Square that it did not already own, 12 separate department store properties that are net leased to the May Company under financing leases, and certain other real estate investments. The Company's acquisition of Northwest Plaza in December 1997 has been excluded from Management's Discussion and Analysis of Financial Condition and Results of Operations as this Center did not have a material impact on the 1997 results of operations.

    At December 31, 1996 and for the year then ended, the Consolidated Financial Statements reflect the Recapitalization and the acquisition of the Acquired Properties in July 1996. At December 1995 and for the year then ended, the Consolidated Financial Statements reflect the Mission Valley Partnership, the owner of Mission Valley Center and Mission Valley Center-West, as an unconsolidated real estate partnership. In September 1995, the Company acquired a controlling interest in the Mission Valley Partnership and consolidated the Mission Valley Partnership in 1996. At December 31, 1994 and for the period from February 12, 1994 through December 31, 1994, the Consolidated Financial Statements reflect the acquisition of the Company in February 1994 by affiliates of WHL and certain other investors. In connection with the 1994 acquisition, the Manager assumed management of the Centers and consolidated the Company's St. Louis headquarter operations with the Manager's operations in Los Angeles in January 1995.

RESULTS OF OPERATIONS

COMPARISONS OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

    TOTAL REVENUES increased $63.1 million or 41% to $216.8 million for the year ended December 31, 1997 as compared to $153.7 million for the same period in 1996. The increase is primarily the result of a full year of operations for the Acquired Properties which were acquired in July 1996, the acquisitions of an additional 70% interest in Annapolis Mall, a 68% managing interest in Wheaton Plaza and an additional 50% interest in Meriden Square, which contributed a combined $51.7 million or 82% of the increase in total revenues. Excluding the total revenues generated by these acquisitions, total revenues increased $11.4 million due to higher minimum rent resulting from the Eastland, Mid Rivers and Mission Valley redevelopments, higher occupancy and higher specialty leasing (which involves temporary licenses of space for a period from 30 days to 11 months) throughout the portfolio. The Company believes such specialty leasing will be an ongoing part of the Company's leasing program.

    TOTAL EXPENSES increased $30.6 million or 33% to $123.1 million for the year ended December 31, 1997 as compared to $92.5 million for the same period in 1996. The increase is primarily the result of a full year of operations for the Acquired Properties, the acquisitions of an additional 70% interest in Annapolis Mall, a 68% managing interest in Wheaton Plaza and an additional 50% interest in Meriden Square, which contributed a combined $30.1 million or 98% of the increase in total expenses. Excluding the total expenses incurred by the acquisitions and an advisory fee, not payable in 1996 of $2.6 million, total expenses increased $3.1 million due to increased depreciation totaling $2.9 million, primarily due to the Mid Rivers, Eastland and Mission Valley redevelopments being placed into service in 1997.

    INTEREST EXPENSE, net of capitalized interest, increased $17.3 million or 43% to $57.5 million for the year ended December 31, 1997 as compared to $40.2 million for the same period in 1996. The increase is due to the acquisition of the Acquired Properties which contributed $8.8 million of the increase in interest expense. Excluding the Acquired Properties, interest expense increased $8.5 million due to additional borrowings on the Company's revolving credit facility as a result of the Offering, and the purchase of Meriden Square and lower interest capitalized due to the completion of the Mid Rivers and Mission Valley redevelopments.

    EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE PARTNERSHIPS increased by $0.2 million to $3.9 million for the year ended December 31, 1997 as compared to $3.7 million for the same period in 1996 due to improved operating results totaling $1.7 million as a result of increased occupancy, rental rates and specialty leasing income at all the partnerships and recovery of earthquake repair costs of $0.4 million at Topanga Plaza Partnership, partially offset by the consolidation of Annapolis Mall and Meriden Square Partnerships which were acquired in June and September of 1997, respectively.

    INTEREST AND OTHER INCOME increased $8.1 million to $9.2 million for the year ended December 31, 1997 as compared to $1.1 million for the same period in 1996. The increase was primarily due to interest earned of $8.3 million on the Garden State Plaza Loan.

    MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED REAL ESTATE PARTNERSHIPS increased $1.4 million to $2.5 million for the year ended December 31, 1997 as compared to $1.1 million for the same period in 1996 due to the acquisition of a 68% managing interest in Wheaton Plaza.

    NET INCOME increased $22.2 million or 90% to $46.9 million from $24.7 million for the same period in 1996. Excluding the advisory fee, which was not payable in 1996, net income increased $19.6 million of which the acquisition of the Acquired Properties, Annapolis Mall, Wheaton Plaza and Meriden Square contributed a combined $11.5 million or 59% of the increase in net income and the other properties within the portfolio contributed $8.1 million or 41% of the increase for the reasons discussed above.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

    TOTAL REVENUES increased $44.9 million or 41% to $153.7 million for the year ended December 31, 1996 as compared to $108.8 million for the same period in 1995. The increase is primarily the result of the acquisition of the Acquired Properties and consolidation of the Company's equity interest in the Mission Valley Partnership which contributed a combined $40.2 million or 90% of the increase in total revenues from 1995 to 1996. Excluding total revenues generated by the Acquired Properties and Mission Valley, total revenues increased $4.7 million or 10% of the increase in total revenues from 1995 to 1996 due to increases in average rental rates throughout the portfolio and strong specialty leasing.

    TOTAL EXPENSES increased $27.2 million or 42% to $92.5 million for the year ended December 31, 1996 as compared to $65.3 million for the same period in 1995. The increase is primarily the result of the acquisition of the Acquired Properties and consolidation of the Company's equity interest in the Mission Valley Partnership which contributed a combined $23.7 million or 87% of the increase in total expenses from 1995 to 1996. Excluding total expenses of the Acquired Properties, Mission Valley Partnership and an advisory fee totaling $2.6 million which was not payable, total expenses increased $0.9 million or 3% of the increase in total expenses from 1995 to 1996 due primarily to increases in depreciation expense of $0.9 million.

    INTEREST EXPENSE, net of capitalized interest, increased $12.3 million or 44% to $40.2 million for the year ended December 31, 1996 as compared to $27.9 million for the same period in 1995. The increase is due primarily to the acquisition of the Acquired Properties and consolidation of the Company's equity interest in the Mission Valley Partnership which contributed a combined $11.9 million or 97% of the increase in net interest expense.

    EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE PARTNERSHIPS decreased by $0.7 million to $3.7 million for the year ended December 31, 1996 as compared to $4.4 million for the same period in 1995 due primarily to the consolidation of the Mission Valley Partnership in 1996.

    INTEREST AND OTHER INCOME decreased $0.8 million to $1.1 million for the year ended December 31, 1996 as compared to $1.9 million for the same period in 1995 primarily due to lower income earned from the management of third party centers due to an amendment in the management agreement as a result of the Recapitalization in July 1996.

    MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED REAL ESTATE PARTNERSHIPS was $1.1 million for the year ended December 31, 1996 due to the consolidation of the Mission Valley Partnership in 1996.

    NET INCOME increased $2.9 million (which is net of a $2.6 million advisory fee) or 13% to $24.7 million from $21.8 million for the same period in 1995. Excluding the advisory fee, which was not payable for 1996, net income increased $5.5 million of which the Acquired Properties and the Mission Valley Partnership contributed a combined $3.7 million or 67% of the increase in net income and the other properties within the portfolio contributed $1.8 million or 33% of the increase for the reasons discussed above.

CASH FLOWS

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

    Cash and cash equivalents increased $4.3 million in 1997 when compared to the same period in 1996 due to excess cash generated by operating activities and financing activities over cash used for investing activities. Net cash provided by operating activities increased by $36.0 million to $91.2 million when compared to $55.2 million in 1996. The increase in cash provided by operating activities is primarily due to additional cash flow generated by a full year of operations of the Acquired Properties, cash flows generated by the acquisitions of interests in Annapolis Mall, Wheaton Plaza and Meriden Square and interest earned on the Garden State Plaza Loan. Net cash used in investing activities was $470.0 million higher in the year ended December 31, 1997 than the comparable period in 1996 primarily as a result of making the Garden

State Plaza Loan, acquiring WHL Options, the acquisitions of a 70% interest in Annapolis Mall, a 50% interest in Meriden Square, a 68% interest in Wheaton Plaza and the acquisition of Northwest Plaza, totaling $319.5 million, an increase in renovation and redevelopment costs at Eastland, Mid Rivers, South Shore and Mission Valley totaling $23.0 million and an increase in restricted cash totaling $28.3 million due to the funding of the Mission Valley Center-West construction loan, partially offset by the acquisition of the Acquired Properties in 1996 totaling $62.8 million. Net cash provided by financing activities was $431.6 million higher in the year ended December 31, 1997 than the comparable period in 1996. The increase in cash provided by financing activities reflects the issuance of common and preferred stock in conjunction with the Offering and increased borrowings under the Company's unsecured revolving credit facility to acquire Annapolis Mall, Wheaton Plaza, Meriden Square and Northwest Plaza. Additionally, the 1997 financing activities reflect distributions to common and preferred shareholders which were $40.0 million higher when compared to the same period in 1996 as a result of additional distributable income generated by a full year of operations of the Acquired Properties and acquisitions of Annapolis Mall, Wheaton Plaza and Meriden Square.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

    Cash and cash equivalents increased $6.7 million in 1996 when compared to the same period in 1995 due to the excess of cash provided by operating activities and financing activities over cash used for investing activities. Net cash provided by operating activities increased by $13.3 million to $55.2 million when compared to $41.9 million in 1995. The increase in cash provided by operating activities is primarily due to the additional cash flow generated from the Acquired Properties. Net cash used in investing activities was $97.5 million higher in the year ended December 31, 1996 than the comparable period of 1995 primarily as a result of purchasing the Acquired Properties in July 1996 for $62.8 million, renovation and redevelopment costs of $13.3 million for Mission Valley Center which was not consolidated in 1995, renovation and redevelopment costs at Eastland Center and Mid Rivers Mall aggregating $17.2 million, and pre-development costs for the other properties of $1.0 million. Net cash provided by financing activities was $105.2 million higher in the year ended December 31, 1996 than the comparable period of 1995. The increase in cash flows provided by financing activities reflects the issuance of common and preferred stock, repurchase of common stock and repayment of debt associated with the Recapitalization. Additionally, the 1996 financing activities reflect distributions to common and preferred shareholders which were $9.8 million higher when compared to the same period in 1995 as a result of additional distributable income generated by the Acquired Properties and increased specialty leasing.

EBITDA--EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

    The Company believes that there are several important factors that contribute to the ability of the Company to increase rent and improve profitability of its shopping centers, including aggregate retailer sales volume, sales per square foot, occupancy levels and retailer costs. Each of these factors has a significant effect on EBITDA. The Company believes that EBITDA is an effective measure of shopping center operating performance because EBITDA is unaffected by the debt and equity structure of the property owner.
EBITDA: (i) does not represent cash flow from operations as defined by GAAP;
(ii) should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's operating performance; (iii) is not indicative of cash flows from operating, investing and financing activities (determined in accordance with GAAP); and (iv) is not an alternative to cash flows (determined in accordance with GAAP) as a measure of the Company's liquidity.

    The Company's EBITDA after minority interest plus its pro-rata share of EBITDA of unconsolidated real estate partnerships increased from $102.2 million in 1995 to $177.9 million in 1997. The growth in EBITDA reflects the addition of Total GLA, increased rental rates, increased retailer sales, improved occupancy levels and effective control of operating costs.

    A summary of EBITDA for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                              1997        1996        1995
                                                           ----------  ----------  ----------
                                                                    ($ IN THOUSANDS)
EBITDA of wholly-owned and consolidated real estate
  partnerships...........................................  $  159,255  $  100,962  $   75,267
Pro rata share of EBITDA of unconsolidated real estate
  partnerships...........................................      22,870      24,020      26,932
                                                           ----------  ----------  ----------
  Total EBITDA...........................................  $  182,125  $  124,982  $  102,199
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
EBITDA after minority interest(1)........................  $  177,858  $  124,352  $  102,199
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

Increase in Total EBITDA from prior period...............        45.7%       22.3%         --
Increase in EBITDA after minority interest from prior
  period.................................................        43.0%       21.7%         --

------------------------

(1) EBITDA after minority interest represents earnings before interest, taxes, depreciation and amortization for all Properties after the minority share in Mission Valley Partnership and Wheaton Plaza EBITDA.

FUNDS FROM OPERATIONS

    The Company computes Funds from Operations in accordance with standards established by the White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 which defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. In addition, Funds from Operations as computed by the Company may not be comparable to similarly titled figures reported by other REIT's.

    The following is a summary of the Funds from Operations of the Company and a reconciliation of net income to Funds from Operations for the periods presented:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 1997       1996       1995
                                                              ----------  ---------  ---------
                                                                      ($ IN THOUSANDS)
Funds from Operations.......................................  $  111,271  $  75,842  $  65,792
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------
Increase in Funds from Operations from prior period.........        46.7%      15.3%        --

Reconciliation:
  Net income................................................  $   46,865  $  24,696  $  21,846
Depreciation and Amortization:
  Direct financing leases...................................       2,044      1,883      1,786
  Consolidated properties...................................      53,913     38,596     29,150
  Unconsolidated real estate partnerships...................       9,456     11,100     13,010
  Minority interest portion.................................      (1,007)      (433)        --
                                                              ----------  ---------  ---------
Funds from Operations.......................................  $  111,271  $  75,842  $  65,792
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------

LIQUIDITY AND CAPITAL RESOURCES

    On June 2, 1997, the Company obtained a $600 million unsecured revolving credit facility from National Australia Bank, Australia and New Zealand Banking Group, Commonwealth Bank of Australia and Union Bank of Switzerland which was increased to $800 million on January 15, 1998. The Company had unused capacity under its unsecured revolving credit facility totaling $231 million at January 15, 1998 which will be utilized to fund acquisition and redevelopment activities and as a revolving working capital facility. The loan matures in May 2000 and is extendable annually thereafter for an additional year.

    As of December 31, 1997, the Company's balance of cash and cash equivalents was $11.0 million, not including its proportionate share of cash held by unconsolidated real estate partnerships.

    The Company's consolidated indebtedness at December 31, 1997 was $1,107 million, of which $869 million is fixed-rate debt and $238 million is variable rate debt after considering interest rate protection agreements totaling $225 million. The interest rate on the fixed-rate debt ranges from 6.15% to 8.09%. The Company's pro-rata share of debt-to-total market capitalization, based on the share price on December 31, 1997 was 45.9%. The maturity dates of such indebtedness range from 1999 to 2014. Scheduled principal amortization and balloon payments in connection with maturing mortgage indebtedness over the next five years and thereafter are set forth in the table below:

YEAR                                                              AMOUNT
------------------------------------------------------------  ---------------
                                                              (IN THOUSANDS)
1998........................................................  $        7,022
1999........................................................         194,541
2000........................................................         597,657
2001........................................................         170,157
2002........................................................           3,364
Thereafter..................................................         134,684

    At December 31, 1997, the Company had two interest rate swap agreements. Interest rate swaps are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by any of the counterparties.

    The Company has also entered into deferred interest rate exchange agreements to manage future interest rates. The agreements consist of swaps and involve the future receipt, corresponding with the expiration of existing fixed rate debt, of a floating rate based on LIBOR and the payment of a fixed rate.

    The Company has entered into fixed rate hedges in respect of its PRO RATA SHARE of notes payable and revolving credit facility, as follows:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
Principal amount of fixed rate debt...................................  $  703,175  $  670,181
Principal amount of other current fixed rate payable instruments......     225,000     125,000
                                                                        ----------  ----------
                                                                        $  928,175  $  795,181
                                                                        ----------  ----------
                                                                        ----------  ----------
Fixed rate debt as a percentage of total notes payable and revolving
  credit facility.....................................................       79.6%       92.0%
                                                                        ----------  ----------
                                                                        ----------  ----------
Average rate (inclusive of margins) of total borrowings and hedges....       7.04%       7.09%
                                                                        ----------  ----------
                                                                        ----------  ----------
Average remaining term (in years) of total borrowings and hedges,
  including delayed start swaps.......................................         6.2         5.4
                                                                        ----------  ----------
                                                                        ----------  ----------

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

    Capital expenditures and capital leasing costs totaled $70.0 million, $45.8 million, and $14.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. The following table shows the components of capital expenditures and capital leasing costs.

                                                                        FOR THE YEARS ENDED
                                                                           DECEMBER 31,
                                                                        -------------------
                                                                        1997   1996   1995
                                                                        -----  -----  -----
Renovations and expansions............................................  $61.2  $39.0  $ 8.3
Tenant allowances.....................................................    5.5    5.0    4.1
Capital leasing costs.................................................    2.9    1.7    1.2
Other capital expenditures............................................    0.4    0.1    0.4
                                                                        -----  -----  -----
    Total.............................................................  $70.0  $45.8  $14.0
                                                                        -----  -----  -----
                                                                        -----  -----  -----

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

    Capital expenditures were financed by external funding and recovery of costs from retailers where applicable. The Company is currently involved in several development projects and had outstanding commitments with contractors totaling approximately $50.2 million as of December 31, 1997, which will be funded through existing mortgage debt and the unsecured revolving credit facility.

    The Company anticipates that its Funds from Operations will provide the necessary funds on a short-term and long-term basis for its operating expenses, interest expense on outstanding indebtedness and all distributions to the shareholders in accordance with REIT requirements. Sources of recurring and non-recurring capital expenditures on a short-term and long-term basis, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments on outstanding indebtedness are expected to be obtained from: (i) additional debt financing, (ii) additional equity and
(iii) working capital reserves.

    Although no assurance can be given, the Company believes that it will have access to capital resources sufficient to satisfy the Company's cash requirements and expand and develop its business in accordance with its strategy for growth.

    DISTRIBUTIONS

    A distribution was declared on December 19, 1997 to shareholders of record on December 31, 1997 of $28.4 million or $0.35 per common share for the quarter ended December 31, 1997, which equates to $1.40 per common share on an annualized basis. The Company intends to pay regular quarterly distributions to holders of its common stock.

INFLATION

    Inflation has remained relatively low during the past three years and has had a minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the retailer's leases contain provisions designed to lessen the impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on retailer's gross sales, which generally increase as prices rise, escalation clauses, which generally increase rental rates during the terms of the lease, or both. In addition, many of the leases are for terms of less than ten years, which may enable the Company to replace existing leases with new leases at higher base and/or percentage rentals, or both if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the retailers to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in cost and operating expenses resulting from inflation.

    Inflation may however, have a negative effect on some of the Company's other operating items. Interest and general and administrative expense may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Also, for leases with stated rent increases, inflation may have a negative effect because the rent increases specified in these leases could be lower than the increase in inflation at any given time.

IMPACT OF YEAR 2000

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    The Manager is currently in the process of converting to a new computer system which is anticipated to be completed by August 1998. In conjunction with the conversion, the software and hardware will be replaced or modified so that the computer system will function properly with respect to dates in the Year 2000 and thereafter. The Company believes that with the Manager's conversion of its computer system, the Year 2000 Issue will not pose significant operational problems for the Company. The costs of the computer conversion will be incurred by the Manager.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

    This report includes, and future public filings and oral and written statements by the Company and its management may include, statements (other than the financial statements and other statements of historical fact) that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible future results of operations, earnings, expenses, cash flows, funds from operations and other capital resources of the Company (including with respect to increased revenues and rental rates, cost savings and operating efficiencies) and market trends set forth under (a) Item
1. "Business--The Shopping Center Business," "--Costs of Occupancy," "--Mall Store Rental Rates," "--The Company's Strategy for Operations and Growth," "--Insurance" and "Environmental Matters," (b) Item 5. "Market for Registrant's Common Equity and Related Matters," (c) Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Comparisons of Year Ended December 31, 1997 to Year Ended December 31, 1996," "--Liquidity and Capital Resources," "-- Distributions," "--Inflation," and "--Impact of Year 2000", (d) "Legal Proceedings" and (e) statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions.

    Forward looking statements are made based on management's current expectations and belief concerning future developments and their potential effects on the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Many of the factors that will determine these results are beyond the Company's ability to control or predict.

    The following important factors, and those important factors described elsewhere in this report (including without limitation those discussed in "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings"), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements; (I) risks generally inherent in real estate investment, such as changes in the national economic climate, the regional economic climate (including the impact of local employers or industry concentrations on the economic climate) or local real estate conditions; perceptions by retailers or shoppers of the safety, convenience and attractiveness of a shopping center; trends in the retail industry; competition for retailers; changes in market rental rates and vacancy rates; the ability to collect rent from retailers; the need to periodically renovate, repair and relet space and the costs thereof; the ability of an owner to provide adequate management and maintenance and insurance; and increased operating costs, as well as changes in governmental regulations, zoning or tax laws; (II) the ability of the Company to successfully redevelop properties (including the ability to complete the redevelopment, to complete construction within the estimated time frame and budget or to realize anticipated occupancy and rental rates from completed projects), or to achieve anticipated operating results from acquired properties; (III) competition from other shopping centers and other forms of retailing; (IV) the impact of the financial condition of anchors and major tenants on the Centers' operations, including the bankruptcy or insolvency of anchors or retailers or the decision of any anchor or major tenant to not renew its lease when it expires; (V) the Company's ability to make scheduled payments of principal or interest on, or to refinance its obligations with respect to its indebtedness and to comply with the covenants and restrictions contained in the instruments governing such indebtedness, which will depend on its future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors beyond its control, including changes in consumer buying patterns, regulatory developments and increased operating costs; and (VI) the Company's ability to continue to qualify as a REIT for federal income tax purposes and the taxation of the Company as a regular corporation if it were to lose that status; the 100% tax on net income from transactions that constitute prohibited transactions pursuant to the rules relating to REITs under the Internal Revenue Code; and possible taxation of the Company with respect to built-in gain on disposition of certain property if such property is disposed of during a ten-year period; and the possibility of a dramatic decrease in cash available for distributions if any such taxes become payable.

    While the Company periodically reassesses material trends and uncertainties affecting the operations and financial condition in connection with its preparation of Management's Discussion and Analysis of Results of Operations and Financial Condition contained in its quarterly and annual reports, the Company does not intend to review or revise any particular forward-looking statement referenced in this report in light of future events, even if new information, future events or other circumstances have made them incorrect or misleading.

    The information referred to above should be considered by investors when reviewing any forward-looking statements contained in this report, in any documents incorporated herein by reference, in any of the Company's public filings or press releases or in any oral statements made by the Company or any of its officers or any other persons acting on its behalf. For those statements, the Company intends to avail itself of the protection of the safe harbor from liability with respect to forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the Index to Consolidated Financial Statements and Financial Statement Schedule contained in Item 14.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated herein by reference to the Company's definitive proxy statement filed on March 27, 1998, with the Securities and Exchange Commission (the "Commission") with respect to its Annual Meeting of Shareholders to be held on April 30, 1998.

ITEM 11:  EXECUTIVE COMPENSATION

    The Company has no employees and none of the executive officers receive any compensation for services rendered to the Company. The Company does not have any other retirement, incentive, bonus, stock based or other employee benefit plans.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference to the Company's definitive proxy statement filed on March 27, 1998, with the Commission with respect to its Annual Meeting of Shareholders to be held on April 30, 1998.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference to the Company's definitive proxy statement filed on March 27, 1998, with the Commission with respect to its Annual Meeting of Shareholders to be held on April 30, 1998.

ITEM 14: EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

                                                                                                                        FORM 10K
                                                                                                                        PAGE NO.
                                                                                                                     ---------------
(a)               1.  Consolidated Financial Statements

                      Report of Independent Auditors...............................................................            39

                      Report of Independent Auditors...............................................................            40

                      Consolidated Balance Sheets as of December 31, 1997 and 1996.................................            41

                      Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.......            42

                      Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31,
                        1997, 1996 and 1995........................................................................            43

                      Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995...            44

                      Notes to Consolidated Financial Statements...................................................            45

                  2.  Financial Statement Schedule

                      Schedule III--Real Estate Investment and Accumulated Depreciation............................            65

                      All other schedules have been omitted since the required information is either included in the Consolidated Financial Statements, not present, or not present in amounts sufficient to require submission of the schedule

                  3.  Exhibits

                      The exhibit index attached hereto is incorporated by reference to this Item..................            66

(b)                   Reports on Form 8-K

                      No reports on Form 8-K were filed by the Company for the quarter ended December 31, 1997

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WESTFIELD AMERICA, INC.

Date:            March 26,      By:              /s/ PETER S. LOWY
1998                                 -----------------------------------------
                                                   Peter S. Lowy
------------------------------               Director and Co-President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------


      /s/ FRANK P. LOWY
------------------------------  Director and Chairman of      March 26, 1998
        Frank P. Lowy             the Board

      /s/ PETER S. LOWY
------------------------------  Director and Co-President     March 26, 1998
        Peter S. Lowy

      /s/ ROY L. FURMAN
------------------------------  Director                      March 26, 1998
        Roy L. Furman

   /s/ FREDERICK G. HILMER
------------------------------  Director                      March 26, 1998
     Frederick G. Hilmer

      /s/ DAVID H. LOWY
------------------------------  Director                      March 26, 1998
        David H. Lowy

     /s/ HERMAN HUIZINGA
------------------------------  Director                      March 26, 1998
       Herman Huizinga

      /s/ BERNARD MARCUS
------------------------------  Director                      March 26, 1998
        Bernard Marcus

   /s/ LARRY A. SILVERSTEIN
------------------------------  Director                      March 26, 1998
     Larry A. Silverstein

 /s/ FRANCIS T. VINCENT, JR.
------------------------------  Director                      March 26, 1998
   Francis T. Vincent, Jr.

     /s/ GEORGE WEISSMAN
------------------------------  Director                      March 26, 1998
       George Weissman

     /s/ RICHARD E. GREEN
------------------------------  Co-President                  March 26, 1998
       Richard E. Green

     /s/ MARK A. STEFANEK
------------------------------  Chief Financial Officer       March 26, 1998
       Mark A. Stefanek           and Treasurer

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors

of Westfield America, Inc.:

    We have audited the accompanying consolidated balance sheets of Westfield America, Inc. and Subsidiaries, formerly CenterMark Properties, Inc. (the "Company"), as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. Our audit also includes the financial statement schedule on page 65. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westfield America, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the consolidated results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Ernst & Young LLP

Los Angeles, California
January 19, 1998

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors

of Westfield America, Inc.:

    We have audited the consolidated balance sheet of Westfield America, Inc. and Subsidiaries, formerly CenterMark Properties, Inc. (the "Company"), as of December 31, 1995 and the accompanying consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statement referred to above presents fairly, in all material respects, the consolidated results of operations and cash flows of Westfield America, Inc. for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.

Los Angeles, California
February 13, 1996, except for information as to earnings per share, distributions per share and average shares outstanding, for which the date is March 3, 1997.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
                                                      ASSETS
ASSETS:
  Land................................................................................  $    302,260  $    196,810
  Buildings, improvements and equipment...............................................     1,491,067       975,224
  Less accumulated depreciation.......................................................      (236,220)     (110,260)
                                                                                        ------------  ------------
    Net property and equipment........................................................     1,557,107     1,061,774

  Construction in progress............................................................        11,651        49,821
  Investments in unconsolidated real estate partnerships..............................        49,391       106,488
  Participating loan to an affiliate..................................................       145,000            --
  Direct financing leases receivable..................................................        85,352        92,351
                                                                                        ------------  ------------
    Net investment in real estate.....................................................     1,848,501     1,310,434

  Cash and cash equivalents...........................................................        11,003         6,729

  Restricted cash.....................................................................        28,305            --

  Accounts and notes receivable, net of allowance of $6,912 and $9,157 in 1997 and
    1996, respectively................................................................        29,499        17,000

  Deferred expenses and other assets, net.............................................        31,636         7,691
                                                                                        ------------  ------------
    Total assets......................................................................  $  1,948,944  $  1,341,854
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Notes payable and revolving credit facility.........................................  $  1,107,425  $    770,625
  Accounts payable and accrued expenses...............................................        40,352        30,664
  Distribution payable................................................................        28,350        21,981
  Minority interests..................................................................        25,123            54
                                                                                        ------------  ------------
    Total liabilities.................................................................     1,201,250       823,324
                                                                                        ------------  ------------
SHAREHOLDERS' EQUITY (NOTE 10):
  Common stock........................................................................           731           527
  Preferred stock.....................................................................       121,000        94,000
  Additional paid-in capital..........................................................       625,963       424,003
                                                                                        ------------  ------------
    Total shareholders' equity........................................................       747,694       518,530
                                                                                        ------------  ------------
    Total liabilities and shareholders' equity........................................  $  1,948,944  $  1,341,854
                                                                                        ------------  ------------
                                                                                        ------------  ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
REVENUES:
  Minimum rents..............................................................  $  147,971  $  105,295  $   74,727
  Tenant recoveries..........................................................      64,662      44,423      32,335
  Percentage rents...........................................................       4,175       3,991       1,690
                                                                               ----------  ----------  ----------
    Total revenues...........................................................     216,808     153,709     108,752
                                                                               ----------  ----------  ----------
EXPENSES:
  Operating..................................................................      64,156      47,339      33,532
  Management fees............................................................       4,074       3,191       1,828
  Advisory fee (not payable).................................................          --       2,600          --
  General and administrative.................................................         949         808         776
  Depreciation and amortization..............................................      53,913      38,596      29,150
                                                                               ----------  ----------  ----------
    Total expenses...........................................................     123,092      92,534      65,286
                                                                               ----------  ----------  ----------
OPERATING INCOME.............................................................      93,716      61,175      43,466

INTEREST EXPENSE, net........................................................     (57,472)    (40,233)    (27,916)

OTHER INCOME
  Equity in income of unconsolidated real estate partnerships................       3,887       3,707       4,412
  Interest and other income..................................................       9,212       1,110       1,884
                                                                               ----------  ----------  ----------
INCOME BEFORE MINORITY INTEREST..............................................      49,343      25,759      21,846
Minority interest in earnings of consolidated real estate partnerships.......      (2,478)     (1,063)         --
                                                                               ----------  ----------  ----------
NET INCOME...................................................................  $   46,865  $   24,696  $   21,846
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net income allocable to preferred shares.....................................  $   11,428  $    4,264  $        3
Net income allocable to common shares........................................      35,437      20,432      21,843
                                                                               ----------  ----------  ----------
                                                                               $   46,865  $   24,696  $   21,846
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
EARNINGS PER COMMON SHARE....................................................  $     0.54  $     0.42  $     0.48
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
DISTRIBUTIONS DECLARED PER COMMON SHARE......................................  $     1.59  $     1.51  $     1.68
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES.....................................      65,505      49,063      44,978
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                              ADDITIONAL                   TOTAL
                                                       COMMON     PREFERRED     PAID-IN     RETAINED   SHAREHOLDERS'
                                                        STOCK       STOCK       CAPITAL     EARNINGS      EQUITY
                                                     -----------  ----------  -----------  ----------  -------------
BALANCES, DECEMBER 31, 1994........................   $     449   $       --  $   430,333  $       --   $   430,782

Net income for the year ended December 31, 1995....          --           --           --      21,846        21,846
Issuance of common stock...........................           2           --        3,168          --         3,170
Issuance of preferred stock........................          --           --           52          --            52
Distributions on common stock......................          --           --      (53,585)    (21,843)      (75,428)
Distributions on preferred stock...................          --           --           --          (3)           (3)
                                                          -----   ----------  -----------  ----------  -------------

BALANCES, DECEMBER 31, 1995........................         451           --      379,968          --       380,419

Net income for the year ended December 31, 1996....          --           --           --      24,696        24,696
Issuance of common stock...........................         212           --      342,109          --       342,321
Issuance of preferred stock........................          --       94,000           --          --        94,000
Cost of issuance of stock..........................          --           --      (29,000)         --       (29,000)
Redemption of common stock.........................        (136)          --     (217,864)         --      (218,000)
Advisory fee (not payable).........................          --           --        2,600          --         2,600
Distributions on common stock......................          --           --      (53,810)    (20,432)      (74,242)
Distributions on preferred stock...................          --           --           --      (4,264)       (4,264)
                                                          -----   ----------  -----------  ----------  -------------

BALANCES, DECEMBER 31, 1996........................         527       94,000      424,003          --       518,530

Net income for the year ended December 31, 1997....          --           --           --      46,865        46,865
Issuance of common stock...........................         204           --      305,796          --       306,000
Issuance of preferred stock........................          --       27,000           --          --        27,000
Cost of issuance of stock..........................          --           --      (32,616)         --       (32,616)
Redemption of senior preferred stock...............          --           --          (57)         --           (57)
Distributions on common stock......................          --           --      (71,163)    (35,437)     (106,600)
Distributions on preferred stock...................          --           --           --     (11,428)      (11,428)
                                                          -----   ----------  -----------  ----------  -------------

BALANCES, DECEMBER 31, 1997........................   $     731   $  121,000  $   625,963  $       --   $   747,694
                                                          -----   ----------  -----------  ----------  -------------
                                                          -----   ----------  -----------  ----------  -------------

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1997        1996       1995
                                                                                 ----------  ----------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................................................  $   46,865  $   24,696  $  21,846
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..............................................      54,332      38,596     29,150
    Equity in income of unconsolidated real estate partnerships................      (3,887)     (3,707)    (4,412)
    Minority interests in earnings of consolidated real estate partnerships....       2,478       1,063         --
    Advisory fee (not payable).................................................          --       2,600         --
  Changes in assets and liabilities:
    Accounts receivable, net...................................................     (10,824)     (5,510)     2,525
    Deferred expenses and other assets.........................................      (6,760)       (580)      (605)
    Accounts payable and accrued expenses......................................       8,976      (1,914)    (6,567)
                                                                                 ----------  ----------  ---------
  Net cash flows provided by operating activities..............................      91,180      55,244     41,937
                                                                                 ----------  ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures and acquisitions........................................    (386,238)   (106,878)   (14,787)
  Participating loans to affiliates............................................    (145,000)         --         --
  Purchase Westfield Holdings Limited Options..................................     (15,184)         --         --
  Cash distributions received from unconsolidated real estate partnerships.....      10,013      11,430     17,611
  Cash and cash equivalents of consolidated real estate
    partnerships...............................................................       1,083       2,389         --
  Direct financing leases receivable repayments................................       2,044       1,883      1,786
  Notes receivable advances....................................................          --          --       (268)
  Notes receivable repayments..................................................         622         107        186
  Decrease in investments......................................................          --          --        248
  (Increase) decrease in restricted cash.......................................     (28,305)        100      1,318
  Repayment of advances made to unconsolidated real estate partnerships........          --          --        435
                                                                                 ----------  ----------  ---------
  Net cash flows (used in) provided by investing activities....................    (560,965)    (90,969)     6,529
                                                                                 ----------  ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock.......................................     436,500     340,405         --
  Proceeds from issuance of preferred stock....................................      27,000      94,000         52
  Redemption of common stock...................................................    (130,500)   (218,000)        --
  Redemption of preferred stock................................................         (57)         --         --
  Stock issuance costs.........................................................     (32,616)    (29,000)        --
  Cash distributions paid to preferred shareholders............................     (10,938)     (2,070)        (3)
  Cash distributions paid to common shareholders...............................    (100,721)    (69,568)   (61,825)
  Shareholder recontribution of distributions..................................          --       3,426      3,170
  Cash distributions paid to minority interests, net...........................      (1,409)       (316)        --
  Proceeds from notes payable and revolving credit facility....................     653,456     114,172     16,700
  Principal payments on notes payable and revolving credit facility............    (366,656)   (190,595)   (20,816)
                                                                                 ----------  ----------  ---------
  Net cash flows provided by (used in) financing activities....................     474,059      42,454    (62,722)
                                                                                 ----------  ----------  ---------

  Net increase (decrease) in cash and cash equivalents.........................       4,274       6,729    (14,256)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.................................       6,729          --     14,256
                                                                                 ----------  ----------  ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD.......................................  $   11,003  $    6,729  $      --
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

SUPPLEMENTAL CASH FLOW INFORMATION PROVIDED IN NOTE 11.

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  ORGANIZATION AND CHANGE IN OWNERSHIP:

    Westfield America, Inc. ("WEA" or the "Company"), formerly CenterMark Properties, Inc., is primarily in the business of owning, operating, leasing, developing, redeveloping and acquiring super-regional and regional retail shopping centers in major metropolitan areas in the United States. The Company owns interests in 25 shopping centers including Crestwood Plaza (see Note 16), 12 separate department store properties which are net leased under financing leases to the May Department Stores Company and certain other real estate investments located in seven states in the east coast, mid west and west coast regions of the United States.

    In 1995, Westfield U.S. Investments Pty. Limited ("WUSI") and Westfield Corporation, Inc. ("WCI"), both wholly owned subsidiaries of Westfield Holdings Limited ("WHL"), acquired 25% of GGP Limited Partnership's ("GGP") interest in the Company and concurrently acquired options to purchase the remaining combined 50% interest in the Company held by GGP and five real estate investment funds sponsored by Goldman Sachs & Co. ("Goldman").

    In July 1996, the Company was recapitalized (the "Recapitalization") whereby the Company sold additional shares of both common and preferred stock to U.S. and foreign investors (see Note 10) for $434,405. On July 1, 1996, the Company used $62,794 of the Recapitalization proceeds to acquire indirect ownership of three regional shopping centers, Connecticut Post Mall, South Shore Mall and Trumbull Shopping Park (the "Acquired Properties") through the acquisition of substantially all of the outstanding stock of Westland Properties, Inc., a company whose sole operations consisted of operating the Acquired Properties.

    In conjunction with the Recapitalization, the Company acquired the options to acquire GGP and Goldman's interest in the Company and agreed to exercise such options at two separate closing dates. On the first closing date in July 1996, the Company used $218,000 of the Recapitalization proceeds to repurchase 40% of GGP's interest and 90% of Goldman's interest in the Company. On the second closing date in January 1997, the Company purchased GGP's remaining interest in the Company for $130,500 from proceeds received from the sale of shares to an affiliate of WHL. The Recapitalization did not result in a sufficient change in ownership to warrant purchase accounting.

    In May 1997, the Company completed an initial public offering whereby the Company issued 20,400,000 common shares (including shares issued upon exercise of an over allotment option) (the "Offering") and the sale of 270,000 preferred shares resulting in proceeds totaling $300,384, net of underwriting discounts and expenses of the Offering.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION:

    The Company conducts its business through its wholly owned subsidiaries and affiliates. The consolidated financial statements include the accounts of the Company and all subsidiaries over which the Company is able to exercise significant control. The Company does not consider itself to be in control when the other partners have important approval rights over major actions. Investments as general and limited partners in non-controlled partnerships are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVESTMENT IN REAL ESTATE:

    Buildings, improvements and equipment are stated at cost. Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest costs and real estate taxes incurred during construction periods are capitalized and amortized on the same basis as the related assets. Expenditures for repairs and maintenance are charged to expense when incurred. Certain repair and maintenance costs are chargeable to the retailers as provided in their leases. Such reimbursements are included in tenant recoveries in the Consolidated Statements of Income. Depreciation of each property is computed on the straight-line method over the estimated useful life of each property, which generally ranges from 3 to 50 years.

    In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In this case, an impairment loss is recognized to the extent that the carrying amount exceeds the fair value of the assets. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Such assets are reported at the lower of their carrying amount or fair value, less cost to sell. The Company adopted Statement No. 121 in 1996 and the adoption had no effect.

    CASH AND CASH EQUIVALENTS:

    The Company considers all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.

    RESTRICTED CASH:

    Restricted cash represents funds totaling $1,873 set aside to pay liabilities assumed in conjunction with the purchase of Wheaton Plaza and proceeds totaling $26,432 received from collateralized mortgage notes (see Note
8) to be utilized in the redevelopment of Mission Valley Center-West.

    REVENUE RECOGNITION:

    Shopping center space is generally leased to specialty retailers under leases which are accounted for as operating leases. Minimum rent revenues are recognized on a straight-line basis over the respective lease term. Percentage rents are recognized on an accrual basis as earned. Recoveries from retailers are recognized as income in the period the applicable costs are accrued.

    INTEREST RATE SWAP CONTRACTS:

    In the normal course of business, the Company enters into interest rate swap contracts to reduce its exposure to fluctuations in interest rates. Net interest differentials to be paid or received related to these swap contracts are accrued as incurred or earned. Any gain or loss from terminating swap contracts will be deferred and recognized over the original swap contract term as a yield adjustment to interest expense of the underlying debt. There were no terminations of swap contracts during the years ended December 31,

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
1997 and 1996. When the underlying debt matures or is extinguished, any unamortized gain or loss is recognized at that time.

    ACCOUNTS AND NOTES RECEIVABLE:

    Accounts and notes receivable include amounts billed to retailers, deferred rent receivables arising from straight-lining of rents and accrued recoveries from retailers. Management periodically evaluates the collectibility of these receivables and adjusts the allowance for doubtful accounts to reflect the amounts estimated to be uncollectible.

    DEFERRED EXPENSES AND OTHER ASSETS:

    Deferred expenses and other assets include costs associated with notes payable, retailer leases and prepaid expenses. Costs associated with obtaining notes payable are amortized on a straight-line basis over the term of the related notes payable, which approximates the effective interest rate method. Direct costs related to leasing activities are capitalized and amortized over the initial term of the new lease.

    LEASE TERMINATIONS:

    Included in accounts payable and accrued expenses are lump sum payments received from retailers to terminate their lease. Income received from retailers for early lease terminations is deferred and amortized over the term of the original lease unless the space is re-leased to a new retailer, at which time the remaining deferred income is recognized. The unamortized costs of improvements pertaining to terminated leases are expensed in the period of termination unless the improvements can be used by the replacement retailer.

    EARNINGS PER SHARE:

    In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." Statement No. 128 replaces the presentation of primary and fully diluted Earnings Per Share ("EPS") with a presentation of basic EPS and diluted EPS. It also requires dual presentation for entities with complex capital structures.

    Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed conversion of all dilutive securities. Upon adoption, all prior basic EPS amounts are required to be restated to conform with Statement No. 128.

    The Company adopted Statement No. 128 in 1997 and has restated all basic EPS amounts. The Company has only presented basic EPS as dilutive securities do not reduce basic EPS.

    INCOME TAXES:

    In February 1994, the Company elected Real Estate Investment Trust ("REIT") status for income tax purposes. As a REIT, the Company is required to distribute at least 95% of its taxable income to shareholders and meet certain asset and income tests as well as certain other requirements. As a REIT, the

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Company will generally not be liable for federal and state income taxes, provided it satisfies the necessary requirements.

    USE OF ESTIMATES:

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RECLASSIFICATION:

    Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation.

3.  ACQUISITIONS:

    In December 1997, the Company paid $111,000 to acquire Northwest Plaza, a super-regional shopping center located in St. Ann, Missouri.

    Prior to September 1997, the Company held a 50% managing general partnership interest in Meriden Square Partnership, the owner of Meriden Square Shopping Center located in Meriden, Connecticut. In September 1997, through a series of transactions, the Company, in effect, acquired the remaining 50% interest in Meriden Square Partnership that it did not already own for $49,000 in cash plus the Company's interest in a direct finance lease receivable with a fair value of approximately $4,500.

    Prior to June 1997, the Company held a 30% general partnership interest in Annapolis Mall Limited Partnership, the owner of Annapolis Mall, located in Annapolis, Maryland. In June 1997, the Company purchased the interest in Annapolis Mall Limited Partnership that it did not currently own (70%) and an adjoining 13.2 acre parcel of land for $133,000 in cash.

    In June 1997, the Company paid $51,500 to acquire a 68% managing interest in Wheaton Plaza Regional Shopping Center, LLP, the owner of Wheaton Plaza, which is located in Wheaton, Maryland.

    In May 1997, the Company made participating loans totaling $145,000 to two wholly-owned, indirect subsidiaries of WHL ("Garden State Plaza Loan") which have a combined 50% partnership interest in Westland Garden State Plaza Limited Partnership, the owner of Garden State Plaza, a super-regional shopping center located in Paramus, New Jersey. The non-recourse loans provide for interest only at a fixed annual rate of 8.5% and are secured by the borrowers' 50% indirect interest in Garden State Plaza. The Company is entitled to receive participating interest based on 80% of the borrowers' share of the adjusted cashflow (as defined) from Garden State Plaza subject to an annual aggregate limit of fixed and participating interest in an amount equal to 11%. The loans mature in May 2007.

    In conjunction with the Recapitalization in July 1996, the Company obtained an option to acquire, at fair market value, the stock of Westland Realty, Inc. ("WRI"). WRI, a wholly owned subsidiary of WHL, owns the two entities to which the Garden State Plaza Loan was made. The Garden State Plaza Option is exercisable within 120 days after the completion of an independent valuation of the property and the

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

3.  ACQUISITIONS: (CONTINUED)
valuation procedure must commence before January 2000. The purchase price under the Option is equal to 50% of the valuation, subject to adjustment for the mortgage debt of Garden State Plaza, the Garden State Plaza Loan and the amount by which current assets exceed current liabilities. The purchase price shall be payable by the delivery of shares of the Company's common stock, valued at the average of the closing sale price for the common stock on the 20 trading days prior to the date the option is exercised.

    In May 1997, the Company acquired 49,000 non-transferable WHL Options (the "WHL Options") for $15,184. Each WHL Option entitles the Company to acquire one WHL ordinary share at a price equal to AUS $4.67 per share. The Company cannot exercise the WHL Options until May 2000 and the WHL Options expire in May 2002. WHL ordinary shares closed at AUS $5.90 on December 31, 1997.

    The following unaudited Pro Forma Condensed Consolidated Statements of Income have been prepared as if the, Recapitalization, Offering, acquisitions of Wheaton Plaza, Annapolis Mall, Meriden Square Partnerships, Northwest Plaza, WHL Options and Garden State Plaza Loan had occurred on January 1, 1996. The following unaudited Pro Forma Condensed Consolidated Statements of Income are not necessarily indicative of what the actual results of the Company would have been had these transactions been consummated as of the beginning of the year presented, nor do they purport to present the future operations of the Company.

                                                                                                   CONDENSED
                                                                                                  CONSOLIDATED
                                                                                              STATEMENTS OF INCOME
                                                                                              YEARS ENDED DECEMBER
                                                                                                      31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
                                                                                                  (UNAUDITED)
REVENUES:
  Minimum and percentage rents..............................................................  $ 183,623  $ 176,517
  Tenant recoveries.........................................................................     74,544     70,427
                                                                                              ---------  ---------
  Total revenues............................................................................    258,167    246,944
EXPENSES:
  Operating.................................................................................     76,707     79,352
  Management fees...........................................................................      5,265      5,470
  General and administrative................................................................        985        890
  Depreciation and amortization.............................................................     61,735     57,592
                                                                                              ---------  ---------
OPERATING INCOME............................................................................    113,475    103,640
  Interest expense, net.....................................................................    (69,880)   (65,615)
  Equity in income (loss) of unconsolidated real estate partnerships........................      1,770       (161)
  Interest and other income.................................................................     14,171     13,992
                                                                                              ---------  ---------
INCOME BEFORE MINORITY INTEREST.............................................................     59,536     51,856
  Minority interest in earnings of consolidated real estate partnerships....................     (3,796)    (3,403)
                                                                                              ---------  ---------
NET INCOME..................................................................................  $  55,740  $  48,453
                                                                                              ---------  ---------
                                                                                              ---------  ---------
  Net income allocable to preferred shares..................................................  $  10,285  $  10,285
  Net income allocable to common shares.....................................................     45,455     38,168
                                                                                              ---------  ---------
                                                                                              $  55,740  $  48,453
                                                                                              ---------  ---------
                                                                                              ---------  ---------
EARNINGS PER COMMON SHARE...................................................................  $    0.62  $    0.52
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

4.  INVESTMENTS IN UNCONSOLIDATED REAL ESTATE PARTNERSHIPS:

    As of December 31, 1997, the Company is a general and managing partner in three real estate partnerships, a limited partner in one real estate partnership and both a general and limited partner in one real estate partnership. In June 1997, the Company completed the acquisition of the 70% interest it did not own in Annapolis Mall Limited Partnership and in September 1997, the Company completed the acquisition of the 50% interest it did not own in Meriden Square Partnership. The Company's interest in each unconsolidated partnership as of December 31, 1997 is as follows:

                                                                                      PERCENT
                PROPERTY                                  LOCATION                   INTEREST
----------------------------------------  ----------------------------------------  -----------
Plaza Camino Real                         Carlsbad, CA                                    40.0
Topanga Plaza                             Canoga Park, CA                                 42.0
Vancouver Mall                            Vancouver, WA                                   50.0
West Valley                               Canoga Park, CA                                 42.5
North County Fair                         Escondido, CA                                   45.0

    A summary of the condensed balance sheet information for all unconsolidated real estate partnerships on a combined basis is as follows:

                                                                                                DECEMBER 31,
                                                                                          ------------------------
CONDENSED BALANCE SHEET INFORMATION                                                          1997         1996
----------------------------------------------------------------------------------------  -----------  -----------
Investment in real estate:
  Land, building and improvements, at cost..............................................  $   290,092  $   551,145
  Less accumulated depreciation and amortization........................................     (105,495)    (167,020)
  Construction in progress..............................................................        1,322        1,115
                                                                                          -----------  -----------
Net investment in real estate...........................................................      185,919      385,240
Notes payable to affiliate..............................................................           --       (1,156)
Other notes payable.....................................................................     (175,289)    (226,619)
Other assets and liabilities, net, and interest of other partners.......................       38,761      (50,977)
                                                                                          -----------  -----------
Investments in unconsolidated real estate partnerships..................................  $    49,391  $   106,488
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

4.  INVESTMENTS IN UNCONSOLIDATED REAL ESTATE PARTNERSHIPS: (CONTINUED)
    A summary of the condensed statements of income for all unconsolidated real estate partnerships which include the five real estate partnerships noted above and Annapolis Mall through June 1997, Meriden Square through September 1997, and Mission Valley Partnership through December 1995 on a combined basis is as follows:

                                                                                    FOR THE YEARS ENDED DECEMBER
                                                                                                 31,
                                                                                   -------------------------------
CONDENSED STATEMENTS OF INCOME INFORMATION                                           1997       1996       1995
---------------------------------------------------------------------------------  ---------  ---------  ---------
Total revenues:..................................................................  $  75,789  $  85,767  $  95,359
Costs and expenses:
  Operating, general and administrative expenses.................................     22,568     27,331     31,496
  Interest expense, net..........................................................     21,982     22,342     24,844
  Depreciation and amortization..................................................     18,314     25,338     27,430
                                                                                   ---------  ---------  ---------
Net income.......................................................................     12,925     10,756     11,589
Other partners' share of income..................................................     (9,038)    (7,049)    (7,177)
                                                                                   ---------  ---------  ---------
Equity in income of unconsolidated real estate partnerships......................  $   3,887  $   3,707  $   4,412
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    Significant accounting policies used by unconsolidated real estate partnerships are similar to those used by the Company.

5.  LEASES:

    DIRECT FINANCING LEASES RECEIVABLE:

    The Company owns certain properties that are leased to May Department Stores Company ("May") under direct financing leases. The leases' initial terms expire in September 2017, and may be renewed for up to 14 additional five year terms. May has the option to purchase the property under these leases at fair market value during the last 16 months of the initial term or any of the renewal option terms.

    As a result of the changes in ownership described in Note 1, the direct financing leases receivable at February 11, 1994 were revalued based upon future cash flows for these leases discounted at seven percent.

    The direct financing leases receivable are as follows:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
Minimum lease payments receivable.....................................  $  155,630  $  177,030
Less unearned income..................................................     (70,278)    (84,679)
                                                                        ----------  ----------
  Direct financing leases receivable..................................  $   85,352  $   92,351
                                                                        ----------  ----------
                                                                        ----------  ----------

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

5. LEASES: (CONTINUED)

    The future minimum rentals to be received by the Company on the direct financing leases as of December 31, 1997, are as follows:

1998..............................................................  $   7,880
1999..............................................................      7,880
2000..............................................................      7,880
2001..............................................................      7,880
2002..............................................................      7,880
Thereafter........................................................    116,230
                                                                    ---------
                                                                    $ 155,630
                                                                    ---------
                                                                    ---------

    PROPERTY RENTAL:

    Substantially all of the property owned by the Company is leased to third-party retailers under operating leases as of December 31, 1997. Lease terms vary between retailers and some leases include percentage rental payments based on sales volume.

    Future minimum rental revenues under noncancelable operating leases as of December 31, 1997, are as follows:

1998........................................................  $    153,900
1999........................................................       151,902
2000........................................................       144,611
2001........................................................       134,847
2002........................................................       121,033
Thereafter..................................................       541,306
                                                              ------------
                                                              $  1,247,599
                                                              ------------
                                                              ------------

    These amounts do not include percentage rentals that may be received under certain leases on the basis of retailer sales in excess of stipulated minimums.

6. ACCOUNTS AND NOTES RECEIVABLE:

    At December 31, 1997 and 1996, accounts and notes receivable include $713 and $367 of retailer notes receivable and $4,570 and $5,192 of other notes receivable which primarily relate to property sales and bear interest at rates ranging from 7.0% to 8.5% and are due at various dates ranging from 1998 to 2004.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

7. DEFERRED EXPENSES AND OTHER ASSETS:

    Deferred expenses and other assets are summarized as follows:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
Investment in WHL Options (see Note 3)..................................  $  15,184  $      --
Lease costs, net of accumulated amortization of $4,767 and $2,100 in
  1997 and 1996, respectively...........................................     10,241      4,354
Loan costs, net of accumulated amortization of $1,876 and $881 in 1997
  and 1996, respectively................................................      2,935      1,668
Prepaid and other assets................................................      3,276      1,669
                                                                          ---------  ---------
                                                                          $  31,636  $   7,691
                                                                          ---------  ---------
                                                                          ---------  ---------

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

8. NOTES PAYABLE AND REVOLVING CREDIT FACILITY:

    A summary of notes payable and revolving credit facility are as follows:

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                              1997         1996
                                                                                          ------------  ----------
Collateralized non-recourse notes to an insurance company, interest only payable monthly
  at 6.15%, due in 1999.................................................................  $    172,000  $  172,000
Collateralized recourse note to an insurance company, interest only payable monthly at
  8.09%, due in 1999....................................................................        15,000      15,000
Collateralized non-recourse notes to an insurance company, interest only payable monthly
  at 6.51%, due in 2001.................................................................       167,000     167,000
Senior collateralized non-recourse notes, interest only payable quarterly at 6.39% until
  1997, thereafter principal and interest payable quarterly, due in 2004................        19,392      20,576
Senior collateralized non-recourse notes bearing interest at 7.33%, $1,620 principal and interest payable quarterly until 1997, interest only payable from 1997 until 2004,
  principal and interest payable thereafter, due in 2014................................        55,167      56,429
Collateralized non-recourse note payable to an insurance company, interest at an
  effective rate of 7.07%, $1,182 principal and interest payable monthly, due in 2000...       140,866     144,959
Unsecured revolving credit facility with a group of banks with a maximum commitment of
  $600,000, increased to $800,000 on January 15, 1998, interest only at LIBOR + 1%
  (6.72% at December 31, 1997) payable monthly, due in 2000 with options to extend......       463,000          --
Unsecured line of credit/collateralized project loan from a bank with a maximum commitment of $50,000, interest only at LIBOR + 1.5%. This line of credit was repaid
  and retired in June 1997..............................................................            --       5,000
Collateralized commercial mortgage notes due in 2004, interest only payable monthly at
  6.78%.................................................................................        75,000          --
Collateralized recourse construction loan payable to a bank, interest only at LIBOR +
  1.5%. This loan was repaid and retired in June 1997...................................            --       4,885
Collateralized non-recourse note payable to a bank, interest only at LIBOR + 1%. This
  note was repaid and retired in June 1997..............................................            --      73,350
Collateralized non-recourse note payable to a bank, interest only at LIBOR + 1%. This
  note was repaid and retired in June 1997..............................................            --      73,450
Collateralized non-recourse construction loan payable to a bank with a maximum commitment of $48,000, interest only payable monthly at LIBOR + 1.45%. This loan was
  repaid and retired in December 1997...................................................            --      37,976
                                                                                          ------------  ----------
                                                                                          $  1,107,425  $  770,625
                                                                                          ------------  ----------
                                                                                          ------------  ----------

    Senior collaterized non-recourse notes totaling $74,559 and $77,005 at December 31, 1997 and 1996, respectively, are collateralized by the related direct financing leases receivable from May.

    Interest costs capitalized for the years ended December 31, 1997, 1996 and 1995, were $1,404, $1,503 and $52, respectively.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

8. NOTES PAYABLE AND REVOLVING CREDIT FACILITY: (CONTINUED)

    On December 31, 1997, the Company issued collateralized commercial mortgage notes ("Notes") totaling $75,000 to refinance existing debt collateralized by Mission Valley Center and to provide construction financing for the redevelopment of Mission Valley Center-West. Notes totaling $40,000 bear interest at 6.78% and Notes totaling $35,000 bear interest at LIBOR + 70 basis points. In conjunction with the issuance of the Notes, the Company entered into an interest rate cap agreement and interest rate floor agreement which effectively fix the floating rate Notes at 6.78%.

    Certain notes payable and revolving credit facility agreements provide for restrictive covenants relating to the maintenance of specified financial performance ratios such as minimum net worth, debt service coverage ratio, loan to value, ownership percentages and restrictions on future distribution payments. As of December 31, 1997, the Company was in compliance with these covenants.

    The annual maturities of notes payable and the revolving credit facility as of December 31, 1997, are as follows:

1998........................................................  $      7,022
1999........................................................       194,541
2000........................................................       597,657
2001........................................................       170,157
2002........................................................         3,364
Thereafter..................................................       134,684
                                                              ------------
                                                              $  1,107,425
                                                              ------------
                                                              ------------

9. INTEREST RATE SWAP CONTRACTS:

    At December 31, 1997, the Company had two interest swap agreements. Interest rate swaps are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by any of the counterparties.

    The Company has also entered into deferred interest rate exchange agreements to manage future interest rates. The agreements consist of swaps and involve the future receipt, corresponding with the expiration of existing fixed rate debt, of a floating rate based on LIBOR and the payment of a fixed rate.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

9. INTEREST RATE SWAP CONTRACTS: (CONTINUED)
    A summary of the terms of current swap and deferred start contracts are as follows:

                                                               RATE
                                                     ------------------------  EFFECTIVE  EXPIRING
NOTIONAL AMOUNT                                      RECEIVABLE     PAYABLE      DATE       DATE
---------------------------------------------------  -----------  -----------  ---------  ---------
CURRENT SWAP CONTRACTS:
    $125,000.......................................       LIBOR         5.75%    8/02/96    8/02/00
     100,000.......................................       LIBOR         5.99%    7/30/97    1/30/99
DEFERRED INTEREST RATE EXCHANGE AGREEMENTS:

    $100,000.......................................       LIBOR         6.02%    1/12/98    1/12/04
      50,000.......................................       LIBOR         6.12%    1/29/99    1/29/03
      50,000.......................................       LIBOR         6.17%    1/29/99    1/29/03
      50,000.......................................       LIBOR         6.15%    1/30/99    1/30/03
      50,000.......................................       LIBOR         6.16%    1/30/99    1/30/03
      45,000.......................................       LIBOR         6.10%    2/11/99    2/11/02
      45,000.......................................       LIBOR         6.15%    2/11/99    2/11/02
      97,000.......................................       LIBOR         6.25%    2/11/99    2/11/02
     130,000.......................................       LIBOR         6.25%    4/01/00    4/01/02
      60,000.......................................       LIBOR         6.15%    8/02/00    8/02/06
      60,000.......................................       LIBOR         6.25%    8/02/00    8/02/06
      85,000.......................................       LIBOR         6.15%    2/11/01    2/11/07
      85,000.......................................       LIBOR         6.26%    2/11/01    2/11/07

    The unrealized loss of the interest rate swap contracts were approximately $1,379 at December 31, 1997.

10. CAPITAL STOCK:

    In February 1994, the Company authorized 269,411,949 shares of $0.01 par value common stock of which 44,901,991 shares were issued. During 1995, WEA issued an additional 212,836 shares of common stock in conjunction with the recontribution of 10% of the July 1995 and October 1995 distribution, respectively. Additionally during 1995, the Company authorized 200 shares of 7% non-cumulative, non-participating, non-voting preferred stock with a par value of $1.00 of which 105 shares were issued. During the six months ended June 30, 1996, the Company issued an additional 169,370 shares of common stock in conjunction with the recontribution of 10% and 5% of the December 1995 and March 1996 distributions, respectively.

    In conjunction with the Recapitalization in July 1996, Westfield America Trust ("WAT"), a newly formed publicly traded Australian trust in which WHL has an ownership interest, acquired 19,631,543 shares of common stock and a warrant ("1996 Warrants") to purchase up to 6,246,096 shares of common stock at $16.01 per share and expire in July 2016, all of which was exercisable at December 31, 1997. The Company received $314,304, 940,000 WAT Special Options and 2,498,440 WAT Ordinary Options for the issuance of this stock and warrants issued by the Company. In connection with the sale of common and preferred stock, WEA designated the purchaser of such stock to be the recipients of WAT Ordinary and Special Options, respectively. The Company received additional proceeds totaling $26,101 from the sale of 1,630,285 shares of common stock and the 2,498,440 WAT Ordinary Options. The Company also received

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

10. CAPITAL STOCK: (CONTINUED)
$94,000 upon the sale of 940,000 shares of Series A Preferred Stock and the sale of the 940,000 WAT Special Options. The Company used a portion of the proceeds raised from the issuance of common and preferred stock to repurchase 5,434,104 shares from GGP and 8,182,386 shares from Goldman for a total purchase price of $218,000. The costs associated with the Recapitalization of the Company and issuance of new capital stock were $29,000.

    In January 1997, the Company issued 8,151,155 shares of common stock to WAT for a price of $16.01 per share. The Company used the proceeds to acquire 8,151,155 shares of the Company's Common Stock held by GGP.

    In May 1997, the Company completed an initial public offering whereby the Company issued 20,400,000 shares of common stock and issued 270,000 shares of Series B preferred stock. In conjunction with the Offering, the Company sold warrants (the "1997 Warrants") to WAT which entitles WAT the right to acquire at any time, in whole or in part, 2,089,552 shares of the Company's common stock at an exercise price of $15 per share. The 1997 Warrants expire in May 2017.

    During 1997, the Company redeemed 103 shares of non-voting senior preferred stock at $550 per share.

    A distribution was declared on December 19, 1997 to shareholders of record on December 31, 1997 of $28,350 or $0.35 per common share, for the quarter ended December 31, 1997, which equates to $1.40 per common share on an annualized basis. This distribution was paid on January 30, 1998.

    At December 31, 1997 and 1996, the total number of shares authorized, issued and outstanding were as follows:

                                                              DECEMBER 31, 1997            DECEMBER 31, 1996
                                                         ---------------------------  ---------------------------
                                                           NUMBER OF     NUMBER OF      NUMBER OF     NUMBER OF
                                                            SHARES         SHARES        SHARES         SHARES
                                                          AUTHORIZED    OUTSTANDING    AUTHORIZED    OUTSTANDING
                                                         -------------  ------------  -------------  ------------
Common stock, $.01 par value...........................    200,000,000    73,329,535    225,006,300    52,929,535
Excess stock, $.01 par value...........................    205,000,000            --             --            --
Non-voting senior preferred stock, $1.00 par value.....            200             2            200           105
Preferred stock, $1.00 par value of which 940,000
  shares are Series A cumulative redeemable preferred
  stock and 270,000 shares are Series B cumulative
  redeemable preferred stock...........................      5,000,000     1,210,000      5,000,000       940,000
Excess preferred stock, $1.00 par value................             --            --      5,000,000            --
Excess common stock....................................             --            --    200,006,300            --

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

10. CAPITAL STOCK (CONTINUED):

    SENIOR PREFERRED SHARES:

    The holders of non-voting senior preferred stock shall be entitled to receive, when declared, cash dividends at an annual rate of $35 per share, and no more, payable quarterly. No dividend shall be paid on any preferred or common shares unless the full dividend has been paid on the Senior Preferred Shares. The Company has an option to redeem the Senior Preferred Shares anytime after February 1999 at a redemption price of $550 per share, which is equal to the liquidation preference.

    SERIES A AND B PREFERRED SHARES:

    The holders of Series A and B Preferred Shares are entitled to receive, when declared, cumulative cash dividends equal to the greater of $8.50 per annum per share or an amount currently equal to 6.2461, for Series A Preferred Stock, or
6.6667 for Series B Preferred Shares, times the dollar amount declared on common shares. Series A and B Preferred Shareholders are entitled to dividends before dividends are distributed to common shareholders. The holders of Series A and B Preferred Shares have no voting rights unless a dividend is not declared for four quarters, at which time the holders of Series A and B Preferred Shares may elect a Director to be added to the Board of Directors. The Company has an option to redeem the Series A Preferred Shares and Series B Preferred Shares anytime after July 1, 2003 and May 21, 2004, respectively, at a redemption price of $100 per share, which is equal to the liquidation preference.

    COMMON SHARES:

    The holders of Common Shares vote together as a class on all matters and are entitled to receive distributions declared after payment of dividends on preferred shares.

11. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                FOR THE YEARS ENDED DECEMBER
                                                                             31,
                                                               -------------------------------
                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
CASH PAID DURING THE PERIOD FOR:
  Interest (net of amount capitalized).......................  $  58,514  $  42,378  $  27,444
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
  Income taxes...............................................  $      51  $      60  $      73
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

11. SUPPLEMENTAL CASH FLOW INFORMATION: (CONTINUED)
    NON CASH INVESTING AND FINANCING INFORMATION:

    In September 1995, the Company increased its ownership interest in the Mission Valley Partnership ("Mission Valley") from 50% to 75.8%. Mission Valley was accounted for under the equity method in 1995 and has been consolidated beginning in 1996. The Company's 75.8% interest in the condensed assets and liabilities of Mission Valley at December 31, 1995, were as follows:

Net investment in real estate.....................................  $  45,886
Cash and cash equivalents.........................................      2,389
Accounts and notes receivable.....................................        891
Deferred expense and other assets, net............................      1,201
Notes payable.....................................................    (28,988)
Accounts payable and accrued liabilities..........................       (798)
Minority/other partners' interest.................................        693
                                                                    ---------
WEA's investment in Mission Valley................................  $  21,274
                                                                    ---------
                                                                    ---------

    Annapolis Mall Limited Partnership ("Annapolis") was accounted for under the equity method until June 1997, when the Company purchased the remaining 70% partnership interest that it did not already own. Annapolis is now consolidated with the Company. The Company's 30% interest in the condensed assets and liabilities of Annapolis in June 1997, were as follows:

Net investment in real estate......................................  $  38,676
Cash and cash equivalents..........................................        184
Accounts and notes receivable......................................        323
Deferred expenses and other assets, net............................        322
Accounts payable...................................................        (91)
                                                                     ---------
WEA's investment in Annapolis......................................  $  39,414
                                                                     ---------
                                                                     ---------

    Meriden Square Partnership ("MSP") was accounted for under the equity method until September 1997 when the Company purchased the remaining 50% partnership interest that it did not already own. MSP is now consolidated with the Company. The Company's 50% interest in the condensed assets and liabilities of MSP in September 1997, were as follows:

Net investment in real estate.....................................  $  35,373
Cash and cash equivalents.........................................        235
Accounts and notes receivable.....................................        381
Deferred expenses and other assets, net...........................        527
Accounts payable..................................................       (291)
Note payable......................................................    (25,000)
                                                                    ---------
WEA's investment in MSP...........................................  $  11,225
                                                                    ---------
                                                                    ---------

    The Company's purchase of a 68% managing interest in Wheaton Plaza Regional Shopping Center, LLP ("Wheaton Plaza") resulted in an increase in minority interest totaling $24,000.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

11. SUPPLEMENTAL CASH FLOW INFORMATION: (CONTINUED)
    During 1997 and 1996, construction in process totaling $94,473 and $4,529, respectively, was placed into service.

12. INCOME TAXES:

    As discussed in Note 2, the Company elected REIT status for income tax purposes effective February 12, 1994 and, accordingly, is exempt from federal income taxes subsequent to that date. For the year ended December 31, 1997, 1996 and 1995, distributions have exceeded taxable income resulting in a partial return of capital. On a per share basis, distributions represented by ordinary income and return of capital were approximately as follows:

                                                                        FOR THE YEARS ENDED DECEMBER
                                                                                     31,
                                                                       -------------------------------
                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
Distributions per share representing ordinary income.................  $    0.65  $    0.88  $    0.61
Distributions per share representing a return of capital.............       0.88       0.63       0.96
                                                                       ---------  ---------  ---------
  Total distributions per share based on income tax amounts..........  $    1.53  $    1.51  $    1.57
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

13. RELATED PARTIES:

    As discussed in Note 1, the Company acquired the Acquired Properties in conjunction with the Company's Recapitalization. Accordingly, the cost of this acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values as follows:

Net property and equipment.......................................  $ 459,707
Cash and cash equivalents........................................      9,616
Accounts and notes receivable....................................      3,761
Deferred expenses and other assets...............................      1,915
Notes payable....................................................   (388,609)
Accounts payable and accrued expenses............................    (13,980)
                                                                   ---------
      Total purchase price.......................................  $  72,410
                                                                   ---------
                                                                   ---------

    Westfield Management Company ("WMC"), an entity wholly owned by WHL, entered into an agreement with WEA to manage the properties in WEA's portfolio beginning January 1, 1995. In consideration for providing these management services, WMC is reimbursed certain recoverable property operating costs including mall related payroll and is entitled to receive gross fees of 5% of minimum and percentage rents received by the Company. Property management fees totaling $4,074, $3,191 and $1,828, net of capitalized leasing fees of $2,988, $1,667 and $1,219 were expensed by WEA for the years ended December 31, 1997, 1996 and 1995, respectively. Included in accounts payable and accrued expenses at December 31, 1997 and 1996, are management fees payable to WMC totaling $1,068 and $711, respectively.

    In addition to the management fees, WMC was reimbursed for recoverable operating costs including mall related payroll costs totaling $14,431, an $8,409 and $6,598 for the years ended December 31, 1997, 1996 and 1995, respectively.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

13. RELATED PARTIES: (CONTINUED)
    The Company entered into a Master Development Framework Agreement with WCI, a wholly owned subsidiary of WHL, whereby the Company granted WCI the exclusive right to carry out expansion, redevelopment and related works on WEA wholly owned shopping centers and to endeavor to have WCI be appointed by the relevant partner to carry out similar activities for jointly owned real estate partnerships. During 1997, 1996 and 1995, the Company reimbursed WCI $46,859, $21,535 and $4,373, respectively, for expansion, redevelopment and related work.

    In conjunction with the Recapitalization in July 1996, the Company engaged Westfield U.S. Advisory L.P. ("Advisor"), which is controlled by WHL, to provide a variety of asset management and investment services subject to supervision of the Company. Prior to the Offering, the advisor was entitled to an annual fee of 55 basis points of the net fair market value of the Company. In conjunction with the Offering, the Advisory Agreement was amended to entitle the Advisor to an annual fee equal to 25% of the annual Funds from Operations ("FFO"), as defined, in excess of the Advisory FFO Amount ($114,700), but not to exceed 55 basis points of the Net Equity Value (as defined) of the Company's assets. The Advisory FFO amount shall thereafter be increased whenever the Company issues additional Common Stock. The Advisory Fee was not payable for periods through December 31, 1997. Had the amounts been payable, the advisory fee would have been zero and $2,600, in 1997 and 1996, respectively.

    Included in interest and other income for the year ended December 31, 1997, is interest income earned on the Garden State Plaza Loan to two wholly owned indirect subsidiaries of WHL totaling $8,326.

14. FINANCIAL INSTRUMENTS:

    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statements of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purpose of these

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

14. FINANCIAL INSTRUMENTS: (CONTINUED)
consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

                                                                        DECEMBER 31, 1997
                                                                    --------------------------
                                                                      CARRYING     ESTIMATED
                                                                       AMOUNT      FAIR VALUE
                                                                    ------------  ------------
Assets:
  Participating loan to an affiliate..............................  $    145,000  $    145,000
  Direct financing leases receivable..............................        85,352        83,000
  Cash............................................................        11,003        11,003
  Restricted Cash.................................................        28,305        28,305
  Accounts and notes receivable...................................        29,499        28,820
  WHL Options.....................................................        15,184        62,136
Liabilities:
  Notes payable...................................................     1,107,425     1,089,935
  Accounts payable and accrued expenses...........................        40,352        40,352

    PARTICIPATING LOAN TO AN AFFILIATE, CASH , RESTRICTED CASH, ACCOUNTS AND
     NOTES RECEIVABLE, AND ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

    The carrying amounts of these items are a reasonable estimate of their fair value, except for certain notes receivable which are discounted at current rates for similar terms.

    DIRECT FINANCING LEASES RECEIVABLE:

    The fair value of these lease receivables are based upon the fair value of the properties that are leased to May.

    WHL OPTIONS:

    The fair value of WHL Options are based on the Black Scholes's model with a volatility of 33%, a risk free rate of 5.17% and a dividend yield of 1.51% and the Australian currency exchange rate on December 31, 1997.

    NOTES PAYABLE:

    The fair value of notes payable are based upon current market rates for loans with similar terms.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

15. COMMITMENTS AND CONTINGENCIES:

    The Company is currently involved in several development projects and had outstanding commitments with contractors totaling approximately $50,228 at December 31, 1997.

    The Redevelopment Agency of the City of West Covina (the "Agency") issued $45,000 of special tax assessment municipal bonds ("Original Bonds") on March 1, 1990 to finance land acquisition for expansion of the shopping center and additional site improvements. During 1996, the agency refinanced the Original Bonds by issuing certain serial and term bonds with a total face amount of $51,220 ("New Bonds"), proceeds of which were used to redeem the Original Bonds. Special taxes levied against the property, together with incremental property tax, incremental sales tax, and park and ride revenues will be used to pay the principal and interest on the bonds and the administrative expense of the Agency. Principal and interest payments began in 1996 and continue to 2022 in graduating amounts ranging from $2,030 to $5,289. WEA has the contingent obligation to satisfy any shortfall in annual debt service requirements after tenant recoveries.

    The Company is subject to the risks inherent in the ownership and operation of commercial real estate. These include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, including creditworthiness of retailers, competition for retailers, changes in tax laws, interest rate levels, the availability of financing, and potential liability under environmental and other laws.

    Substantially all of the properties have been subjected to Phase I environmental reviews. Such reviews have not revealed, nor is management aware of, any probable or reasonably possible environmental costs that management believes would be material to the consolidated financial statements.

    WEA currently is neither subject to any other material litigation nor, to management's knowledge, is any material litigation currently threatened against WEA other than routine litigation and administrative proceedings arising in the ordinary course of business. Based on consultation with counsel, management believes that these items will not have a material adverse impact on the Company's consolidated financial position or results of operations.

    Under the Wheaton Plaza Shopping Center LLP partnership agreement, each non managing partner may elect, at its option and at any time, to transfer all or a part of its partnership interest to the Company in exchange for a sum equal to the Fair Market Value of the partner's partnership interest, as defined, in cash or shares of the Company.

16. SUBSEQUENT EVENTS:

    In January 1998, the Company paid $106,400 to acquire Crestwood Plaza, a super-regional shopping center located in Crestwood, Missouri. Funds for the purchase were obtained from borrowings under the Company's unsecured revolving credit facility.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

17. QUARTERLY FINANCIAL DATE (UNAUDITED)

    Summarized quarterly data for 1997 and 1996 is as follows:

                                                              FIRST     SECOND      THIRD     FOURTH
1997                                                         QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
----------------------------------------------------------  ---------  ---------  ---------  ---------  ----------
                                                                                (IN THOUSANDS)
Total Revenues............................................  $  46,925  $  47,999  $  57,806  $  64,078  $  216,808
Net Income................................................  $   7,964  $  10,808  $  13,144  $  14,949  $   46,865
Net Income Applicable to Common Shares....................  $   5,966  $   6,746  $  10,459  $  12,266  $   35,437
Earnings per common share.................................  $    0.11  $    0.11  $    0.14  $    0.17  $     0.54
Weighted Average Shares Outstanding.......................     52,929     62,121     73,330     73,330      65,505

1996
----------------------------------------------------------

Total Revenues............................................  $  31,436  $  32,278  $  44,314  $  45,681  $  153,709
Net Income................................................  $   6,718  $   4,889  $   6,696  $   6,393  $   24,696
Net Income Applicable to Common Shares....................  $   6,706  $   4,898  $   4,629  $   4,199  $   20,432
Earnings per common shares................................  $    0.15  $    0.11  $    0.08  $    0.08  $     0.42
Weighted Average Shares Outstanding.......................     45,109     45,284     52,930     52,930      49,063

                                                                    SCHEDULE III

                            WESTFIELD AMERICA, INC.
              REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                             BUILDINGS &                 ACCUMULATED
PROPERTY                                           LAND     IMPROVEMENTS      TOTAL      DEPRECIATION  ENCUMBRANCES
----------------------------------------------  ----------  -------------  ------------  ------------  -------------
Eagle Rock....................................  $    3,624   $    13,180   $     16,804   $    3,368    $   --
Eastland......................................      16,609        29,637         46,246        1,225        --
Enfield.......................................       8,468        22,563         31,031        5,177        --
La Jolla......................................       2,558         2,458          5,016          299        --
Mid Rivers....................................      10,816        61,365         72,181       11,483         53,205
Mission Valley................................       1,007        85,974         86,981       27,316         75,000
Montgomery....................................      32,420       163,922        196,342       32,988        121,515
Plaza Bonita..................................      22,994        80,156        103,150       18,892         59,030
South County..................................      13,259        35,110         48,369        8,936         28,735
West County...................................       6,506        22,642         29,148        5,783         16,750
West Covina...................................      18,922        84,335        103,257       15,179         60,615
West Park.....................................       2,633        24,025         26,658        6,132         14,150
Westland......................................       5,162        13,203         18,365        3,005        --
Trumbull......................................      16,405       166,374        182,779        6,567        140,866
South Shore...................................      29,071       141,790        170,861        4,429        --
Connecticut Post..............................       6,356       131,129        137,485        4,933        --
Annapolis Mall................................      48,359       177,054        225,413       60,359        --
Wheaton Plaza.................................      17,316        58,363         75,679          864        --
Meriden Square................................      11,375        95,125        106,500       19,285        --
Northwest Plaza...............................      28,400        82,662        111,062       --            --
                                                ----------  -------------  ------------  ------------  -------------
                                                $  302,260   $ 1,491,067   $  1,793,327   $  236,220    $   569,866
                                                ----------  -------------  ------------  ------------  -------------
                                                ----------  -------------  ------------  ------------  -------------

                                                ACQUISITION DATE/    DEPRECIABLE
PROPERTY                                        REDEVELOPMENT DATE      LIFE
----------------------------------------------  ------------------  -------------
Eagle Rock....................................         1994           5-31.5 yrs.
Eastland......................................      1994/1997           5-30 yrs.
Enfield.......................................         1994           3-31.5 yrs.
La Jolla......................................         1994          15-31.5 yrs.
Mid Rivers....................................      1994/1996           3-35 yrs.
Mission Valley................................      1994/1997           3-50 yrs.
Montgomery....................................         1994             5-20 yrs.
Plaza Bonita..................................         1994             3-39 yrs.
South County..................................         1994             5-40 yrs.
West County...................................         1994             3-20 yrs.
West Covina...................................         1994             3-20 yrs.
West Park.....................................         1994             3-15 yrs.
Westland......................................      1994/1994           3-50 yrs.
Trumbull......................................         1994             3-40 yrs.
South Shore...................................      1994/1997           3-40 yrs.
Connecticut Post..............................         1994             3-40 yrs.
Annapolis Mall................................       1997(1)            3-20 yrs.
Wheaton Plaza.................................         1997             3-39 yrs.
Meriden Square................................       1997(1)            5-30 yrs.
Northwest Plaza...............................         1997               40 yrs.

------------------------

(1) A partnership interest was purchased in 1994 and the remaining partnership interest was purchased in 1997.

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER
-----------
       2.1   Agreement for Purchase and Sale of Partnership Interest and Real Property, dated as of June 4, 1997, between RREEF USA Fund III Annapolis, Inc. and the Company, incorporated by reference to the Company's
               Form 8-K, dated June 19, 1997.

       3.1   Third Restated Articles of Incorporation of the Company, incorporated by reference to the Company Form
               10-Q for the quarterly period ended June 30, 1997.

       3.2   Certificate of Designation for Series B Preferred Shares, incorporated by reference to the Company's
               Form 10-Q for the quarterly period ended June 30, 1997.

       3.3   Second Amended and Restated By-Laws of the Company, incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1997.

       4.1   Specimen of Common Stock Certificate, incorporated by reference to the Company's Registration Statement on Form S-11 (Reg. No. 333-22731).

      10.1   Form of Pledge and Security Agreement, together with the Promissory Note attached thereto, dated as of
               May 1997, among Westland Realty, Inc., Westfield Partners, Inc., Westland Management, Inc. and the
               Company, incorporated by reference to the Company's Registration Statement on Form S-11 (Reg. No.
               333-22731).

      10.2   Form of Westfield Holdings Warrant, dated May 1997, between Westfield Holdings Limited and the Company, incorporated by reference to the Company's Registration Statement on Form S-11 (Reg. No. 333-22731).

      10.3   Subscription Agreement and Plan of Reorganization, dated as of May 13, 1996, among the Perpetual Trustee
               Company Limited (the "WAT Trustee"), the CenterMark Management Company ("CMC") and the Company,
               incorporated by reference to the Company's Registration Statement on Form S-11 (Reg. No. 333-22731).

      10.4   Warrant of the Company, dated July 1, 1996, incorporated by reference to the Company's Registration
               Statement on Form S-11 (Reg. No. 333-22731).

      10.5   Form of Common Stock Purchase Warrant of the Company, dated May 1997, incorporated by reference to the
               Company's Registration Statement on Form S-11 (Reg. No. 333-22731).

      10.6   Special Option Deed, dated May 14, 1996, among Westfield America Management Limited ("WAM"), the WAT
               Trustee and the Company, incorporated by reference to the Company's Registration Statement on Form
               S-11 (Reg. No. 333-22731).

      10.7   Deed of Variation, dated June 24, 1996, among WAM, the WAT Trustee and the Company, incorporated by reference to the Company's Registration Statement on Form S-11 (Reg. No. 333-22731).

      10.8   Form of Special Option Deed, dated May 1997, among WAM, the WAT Trustee and Stichting Pensionefonds ABP
               ("ABP"), incorporated by reference to the Company's Registration Statement on Form S-11 (Reg. No.
               333-22731).

      10.9   Advisory Agreement, dated July 1, 1996, between the Company and Westfield U.S. Advisory, L.P. (the
               "Advisor"), incorporated by reference to the Company's Registration Statement on Form S-11 (Reg. No.
               333-22731).

      10.10  Form of First Amendment to Advisory Agreement, dated May 1997, between the Company and the Advisory, incorporated by reference to the Company's Registration Statement on Form S-11 (Reg. No. 333-22731).

  EXHIBIT
  NUMBER
-----------
      10.11  Master Development Framework Agreement, dated July 1, 1996, between the Company and Westfield
               Corporation, Inc. (the "Developer"), incorporated by reference to the Company's Registration Statement on Form S-11 (Reg. No. 333-22731).

      10.12  Form of First Amendment to Master Development Framework Agreement, dated May 1997 between the Company and the Developer, incorporated by reference to the Company's Registration Statement on Form S-11
               (Reg. No. 333-22731).

      10.13  Property Management Letter Agreement, dated July 1, 1996, between the Company and CMC, incorporated by reference to the Company's Registration Statement on Form S-11 (Reg. No. 333-22731).

      10.14  Form of First Amendment to Property Management Letter Agreement dated May 1997, between the Company and
               CMC, incorporated by reference to the Company's Registration Statement on Form S-11 (Reg. No.
               333-22731).

      10.15  Management Agreement, dated July 1, 1996, between CMC and the Owner and each of the wholly-owned
               Centers, incorporated by reference to the Company's Registration Statement on Form S-11 (Reg. No.
               33-22731).

      10.16  Form of First Amendment to Management Agreement, dated May 1997, between CMC and the Owner of each of the wholly-owned Centers, incorporated by reference to the Company's Registration Statement on Form
               S-11 (Reg. No. 333-22731).

      10.17  Amended and Restated Assignments of Management Agreements, dated July 1, 1996, between the Company and
               CMC, incorporated by reference to the Company's Registration Statement on Form S-11 (Reg. No.
               333-22731).

      10.18  Form of Amended and Restated Assignments of Management Agreements, dated May 1997, between the Company and CMC, incorporated by reference to the Company's Registration Statement on Form S-11 (Reg. No.
               333-22731).

      10.19  Subcontract of Management Rights, dated July 1, 1996, between the Company and CMC, incorporated by reference to the Company's Registration Statement on Form S-11 (Reg. No. 333-22731).

      10.20  Form of Amended and Restated Subcontract of Management Rights dated May 1997, between the Company and
               CMC, incorporated by reference to the Company's Registration Statement on Form S-11 (Reg. No.
               333-22731).

      10.21  Garden State Plaza Option Agreement, dated July 1, 1996, between the Company and Westfield Capital
               Corporation Finance Pty Limited, incorporated by reference to the Company's Registration Statement on
               Form S-11 (Reg. No. 333-22731).

      10.22  Form of First Amendment to GSP Option Agreement, dated as of May 1997 between the Company and Westfield
               Capital Corporation Finance Pty Limited, incorporated by reference to the Company's Registration
               Statement on Form S-11 (Reg. No. 333-22731).

      10.23  License Agreement, dated July 1, 1996, between the Company and Westfield Corporation, Inc., incorporated by reference to the Company's Registration Statement on Form S-11 (Reg. No. 333-22731).

      10.24  Stock Purchase Agreement, dated as of May 13, 1996, among Westland Park Avenue Corporation, Westland
               Holding Company, Inc. and the Company, incorporated by reference to the Company's Registration
               Statement on Form S-11 (Reg. No. 333-2731).

      10.25  Form of Registration Rights Agreement between the Company and Westfield Holdings Limited, incorporated by reference to the Company's Registration Statement on Form S-11 (Reg. No. 333-22731).

  EXHIBIT
  NUMBER
-----------
      10.26  Form of Investors Agreement among the Company, Westfield Holdings, the WAT Trustee and WAM, incorporated by reference to the Company's Registration Statement on Form S-11 (Reg. No. 333-22731).

      10.27  Form of Non-Competition Agreement, dated as of May 1997, among the Company, Frank P. Lowy, David H.
               Lowy, Peter S. Lowy and Steven M. Lowy, incorporated by reference to the Company" Registration
               Statement on Form S-11 (Reg. No. 333-22731).

      10.28  Subscription Agreement, dated as of June 14, 1996, among ABP and the Company, incorporated by reference to the Company's Registration Statement on Form S-11 (Reg. No. 33-22731).

      10.29  Form of Subscription Agreement, dated as of May 1997, among WAM, the WAT Trustee, ABP, and the Company, incorporated by reference to the Company's Registration Statement on Form S-11 (Reg. No. 333-22731).

      10.31  Form of First Amendment to Trade Name License Agreement, dated as of May 1997, between Westfield
               Corporation, Inc. and the Company, incorporated by reference to the Company's Registration Statement on Form S-11 (Reg. No. 333-22731).

      10.32  Form of Letter Agreement, dated as of May 1997, between the Company and Westland Holdings Limited, incorporated by reference to the Company's Registration Statement on Form S-11 (Reg. No. 333-22731).

      10.33  Unsecured Revolving Credit Agreement dated as of May 30, 1997, incorporated by reference to the
               Company's Form 10-Q for the quarterly period ended June 30, 1997.

      21.1   List of Subsidiaries of the Company.

      24.1   Powers of Attorney, incorporated by reference to the Company's Registration Statement on Form S-11 (Reg.
               No. 333-22731).

      27.1   Finance Data Schedule.