Form 10-Q
period 1998-03-31
WESTFIELD AMERICA INC
filed 1998-05-13
CIK 913283

                                     [LOGO]

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

                 For the quarterly period ended March 31, 1998

                                       or

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

    Yes _X_ No ____

    As of May 13, 1998, 73,329,535 shares of common stock, par value $.01 per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                                     INDEX

                                                                                                                PAGE
                                                                                                             -----------
PART I--FINANCIAL INFORMATION

  Item 1: Condensed Consolidated Financial Statements

    Consolidated Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997                                3

    Consolidated Statements of Income (unaudited) for the three months ended March 31, 1998 and 1997                  4

    Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 1998 and 1997              5

    Notes to Condensed Consolidated Financial Statements (unaudited)                                                  6

  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations                      12

PART II--OTHER INFORMATION

  Items 1 through 6                                                                                                  21

  Signatures                                                                                                         24

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                       MARCH 31,    DECEMBER 31,
                                                                                         1998           1997
                                                                                     -------------  -------------
                                                                                      (UNAUDITED)
                                                     ASSETS
ASSETS:
  Land                                                                               $     368,177   $   302,260
  Buildings, improvements and equipment                                                  1,533,855     1,491,067
  Less accumulated depreciation                                                           (252,168)     (236,220)
                                                                                     -------------  -------------
    Net property and equipment                                                           1,649,864     1,557,107
  Construction in progress                                                                  15,592        11,651
  Investments in unconsolidated real estate partnerships                                    47,926        49,391
  Participating loan to an affiliate                                                       145,000       145,000
  Direct financing leases receivable                                                        84,831        85,352
                                                                                     -------------  -------------
    Net investment in real estate                                                        1,943,213     1,848,501
  Cash and cash equivalents                                                                 12,311        11,003
  Restricted cash                                                                           23,761        28,305
  Accounts and notes receivable, net of allowance of $9,539 and $6,912 in 1998 and
    1997, respectively                                                                      28,932        29,499
  Deferred expenses and other assets, net                                                   32,291        31,636
                                                                                     -------------  -------------
    Total assets                                                                     $   2,040,508   $ 1,948,944
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Notes payable and revolving credit facility                                        $   1,220,712   $ 1,107,425
  Accounts payable and accrued expenses                                                     34,749        40,352
  Distribution payable                                                                      28,755        28,350
  Minority interest                                                                         24,802        25,123
                                                                                     -------------  -------------
    Total liabilities                                                                    1,309,018     1,201,250
                                                                                     -------------  -------------
SHAREHOLDERS' EQUITY (Note 8):
  Common stock                                                                                 731           731
  Preferred stock                                                                          121,000       121,000
  Additional paid-in capital                                                               609,759       625,963
                                                                                     -------------  -------------
    Total shareholders' equity                                                             731,490       747,694
                                                                                     -------------  -------------
    Total liabilities and shareholders' equity                                       $   2,040,508   $ 1,948,944
                                                                                     -------------  -------------
                                                                                     -------------  -------------

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

             (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                                THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                           ----------------------
                                                                                              1998        1997
                                                                                           ----------  ----------
REVENUES:
  Minimum rents                                                                            $   48,184  $   30,742
  Tenant recoveries                                                                            19,159      14,055
  Percentage rents                                                                              2,574       1,986
                                                                                           ----------  ----------
    Total revenues                                                                             69,917      46,783
                                                                                           ----------  ----------
EXPENSES:
  Operating                                                                                    19,926      14,754
  Management fees                                                                               1,387         890
  Advisory fee                                                                                  1,483          --
  General and administrative                                                                      479         236
  Depreciation and amortization                                                                16,838      11,548
                                                                                           ----------  ----------
    Total expenses                                                                             40,113      27,428
                                                                                           ----------  ----------
OPERATING INCOME                                                                               29,804      19,355
INTEREST EXPENSE, net                                                                         (20,291)    (12,860)
OTHER INCOME
  Equity in income of unconsolidated real estate partnerships                                     487       1,375
  Interest and other income                                                                     3,531         312
                                                                                           ----------  ----------
INCOME BEFORE MINORITY INTEREST                                                                13,531       8,182
Minority interest in earnings of consolidated real estate partnerships                           (980)       (218)
                                                                                           ----------  ----------
NET INCOME                                                                                 $   12,551  $    7,964
                                                                                           ----------  ----------
                                                                                           ----------  ----------
Net income allocable to preferred shares                                                   $    2,723  $    1,998
Net income allocable to common shares                                                           9,828       5,966
                                                                                           ----------  ----------
                                                                                           $   12,551  $    7,964
                                                                                           ----------  ----------
                                                                                           ----------  ----------
EARNINGS PER COMMON SHARE                                                                  $     0.13  $     0.11
                                                                                           ----------  ----------
                                                                                           ----------  ----------
DISTRIBUTIONS DECLARED PER COMMON SHARE                                                    $    0.355  $    0.008
                                                                                           ----------  ----------
                                                                                           ----------  ----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                                       73,330      52,929
                                                                                           ----------  ----------
                                                                                           ----------  ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                                THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                          ------------------------
                                                                                              1998         1997
                                                                                          ------------  ----------
OPERATING ACTIVITIES:
  Net Income                                                                              $     12,551  $    7,964
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                             17,085      11,622
      Equity in income of unconsolidated real estate partnerships                                 (487)     (1,375)
      Minority interest in earnings of consolidated real estate partnerships                       980         218
  Changes in assets and liabilities:
    Accounts and notes receivable                                                                  539      (2,079)
    Deferred expenses and other assets                                                          (1,311)     (1,375)
    Accounts payable and accrued expenses                                                       (5,603)     (3,487)
                                                                                          ------------  ----------
  Net cash flows provided by operating activities                                               23,754      11,488
                                                                                          ------------  ----------
INVESTING ACTIVITIES:
  Capital expenditures                                                                        (113,127)    (10,266)
  Cash distributions received from unconsolidated real estate partnerships                       1,952       4,441
  Notes receivable repayments                                                                       28          27
  Direct financing leases receivable payments                                                      521         491
  Decrease in restricted cash                                                                    4,544          --
                                                                                          ------------  ----------
  Net cash flows used in investing activities                                                 (106,082)     (5,307)
                                                                                          ------------  ----------
FINANCING ACTIVITIES:
  Cash distributions paid to preferred shareholders                                             (2,685)     (2,241)
  Cash distributions paid to common shareholders                                               (25,665)    (20,198)
  Cash distributions paid to minority interests, net                                            (1,301)       (484)
  Proceeds from notes payable and revolving credit facility                                    134,000      22,755
  Principal payments on notes payable and revolving credit facility                            (20,713)    (10,095)
                                                                                          ------------  ----------
  Net cash flows provided by (used in) financing activities                                     83,636     (10,263)
                                                                                          ------------  ----------
  Net increase (decrease) in cash and cash equivalents                                           1,308      (4,082)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  11,003       6,729
                                                                                          ------------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $     12,311  $    2,647
                                                                                          ------------  ----------
                                                                                          ------------  ----------
SUPPLEMENTAL CASH FLOW INFORMATION PROVIDED IN NOTE 9.

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        (UNAUDITED AND IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1. INTERIM FINANCIAL STATEMENTS:

    The accompanying Condensed Consolidated Financial Statements of Westfield America, Inc. and Subsidiaries ("WEA" or the "Company") are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods have been included. The results for the interim period ended March 31, 1998, are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the December 31, 1997 audited Consolidated Financial Statements and notes thereto included in the WEA Form 10-K filed on March 26, 1998.

    Certain amounts in the 1997 Consolidated Financial Statements have been reclassified to conform to the 1998 presentation.

2. ORGANIZATION:

    WEA is primarily in the business of owning, operating, leasing, developing, redeveloping and acquiring super-regional and regional retail shopping centers in major metropolitan areas in the United States. The Company owns interests in 25 shopping centers, 12 separate department store properties which are net leased under financing leases to the May Department Stores Company and certain other real estate investments located in seven states in the east coast, mid west and west coast regions of the United States.

    In May 1997, the Company completed an initial public offering (the "Offering") whereby the Company issued 20,400,000 common shares (including shares issued upon exercise of an over allotment option) and the sale of 270,000 preferred shares resulting in proceeds totaling $300,384, net of underwriting discounts and expenses of the Offering.

3. BASIS OF PRESENTATION:

    The Company conducts its business through its wholly-owned subsidiaries and affiliates. The Condensed Consolidated Financial Statements include the accounts of the Company and all subsidiaries and partnerships over which the Company is able to exercise significant control. The Company does not consider itself to be in control when the other partners have important approval rights over major actions. Investments as a general and/or limited partner in non-controlled partnerships are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

4. ACQUISITIONS:

    In January 1998, the Company paid $106,426 to acquire Crestwood Plaza, a super-regional shopping center located in St. Louis, Missouri. Funds for the purchase were obtained from borrowings under the Company's unsecured revolving credit facility.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

        (UNAUDITED AND IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

5. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE PARTNERSHIPS:

    As of March 31, 1998, the Company is a general and managing partner in three unconsolidated real estate partnerships, a limited partner in one real estate partnership and both a general and limited partner in one real estate partnership. The Company's interest in each unconsolidated partnership as of March 31, 1998, is as follows:

                                            PERCENTAGE
PROPERTY                   LOCATION          INTEREST
--------------------  ------------------  ---------------
Plaza Camino Real     Carlsbad, CA                40.0
Topanga Plaza         Canoga Park, CA             42.0
Vancouver Mall        Vancouver, WA               50.0
West Valley           Canoga Park, CA             42.5
North County Fair     Escondido, CA               45.0

    A summary of the condensed balance sheets and statements of income for all unconsolidated real estate partnerships on a combined basis is as follows:

                                                                      MARCH 31,   DECEMBER 31,
                                                                        1998          1997
                                                                     -----------  -------------
CONDENSED BALANCE SHEET INFORMATION
Investment in real estate:
  Land, buildings and improvements, at cost                          $   289,951   $   290,092
  Less accumulated depreciation and amortization                        (107,913)     (105,495)
  Construction in progress                                                 1,443         1,322
                                                                     -----------  -------------
Net investment in real estate                                            183,481       185,919
Other notes payable                                                     (174,935)     (175,289)
Other assets and liabilities, net, and interest of other partners         39,380        38,761
                                                                     -----------  -------------
Investments in unconsolidated real estate partnerships               $    47,926   $    49,391
                                                                     -----------  -------------
                                                                     -----------  -------------

                                                                            THREE MONTHS ENDED,
                                                                          ------------------------
                                                                           MARCH 31,    MARCH 31,
                                                                             1998         1997
                                                                          -----------  -----------
CONDENSED STATEMENTS OF INCOME INFORMATION
Total revenues                                                             $  14,485    $  22,402
Costs and expenses:
  Operating, general and administrative                                        4,183        6,416
  Interest expense, net                                                        4,778        5,779
  Depreciation and amortization                                                3,435        5,846
                                                                          -----------  -----------
  Net Income                                                                   2,089        4,361
Other partners' share of income                                               (1,602)      (2,986)
                                                                          -----------  -----------
Equity in income of unconsolidated real estate partnerships                $     487    $   1,375
                                                                          -----------  -----------
                                                                          -----------  -----------

    Significant accounting policies used by unconsolidated real estate partnerships are similar to those used by the Company.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

        (UNAUDITED AND IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

6. NOTES PAYABLE AND REVOLVING CREDIT FACILITY:

                                                                                       MARCH 31,    DECEMBER 31,
                                                                                         1998           1997
                                                                                     -------------  -------------
Collateralized non-recourse notes to an insurance company, interest only payable
  monthly at 6.15%, due in 1999                                                      $     172,000   $   172,000
Collateralized recourse note to an insurance company, interest only payable monthly
  at 8.09%, due in 1999                                                                     15,000        15,000
Collateralized non-recourse notes to an insurance company, interest only payable
  monthly at 6.51%, due in 2001                                                            167,000       167,000
Senior collateralized non-recourse notes, bearing interest at 6.39%, principal and
  interest payable quarterly, due in 2004                                                   18,755        19,392
Senior collateralized non-recourse notes bearing interest at 7.33%, interest only
  until 2004, principal and interest payable thereafter, due in 2014                        55,167        55,167
Collateralized non-recourse note payable to an insurance company, interest at an effective rate of 7.07%, $1,182 principal and interest payable monthly, due in
  2000                                                                                     139,790       140,866
Unsecured revolving credit facility with a group of banks with a maximum commitment of $800,000, interest only at LIBOR + 1% (6.67% at March 31, 1998) payable
  monthly, due in 2000 with options to extend                                              578,000       463,000
Collateralized commercial mortgage notes due in 2004, interest only payable monthly
  at 6.78%                                                                                  75,000        75,000
                                                                                     -------------  -------------
                                                                                     $   1,220,712   $ 1,107,425
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    Interest costs capitalized for the three months ended March 31, 1998 and 1997, totaled $118 and $351, respectively.

    The annual maturities of notes payable and revolving credit facility as of March 31, 1998, are as follows:

1998                                                             $    5,309
1999                                                                194,541
2000                                                                712,657
2001                                                                170,157
2002                                                                  3,364
Thereafter                                                          134,684
                                                                 ----------
                                                                 $1,220,712
                                                                 ----------
                                                                 ----------

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

        (UNAUDITED AND IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

7. INTEREST RATE SWAP CONTRACTS:

    At March 31, 1998, the Company had four interest rate swap agreements. Interest rate swaps are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by any of the counterparties.

    The Company has also entered into deferred interest rate exchange agreements to manage future interest rates. The agreements consist of swaps and involve the future receipt, corresponding with the expiration of existing fixed rate debt, of a floating rate based on LIBOR and the payment of a fixed rate.

    During the three months ended March 31, 1998, the Company entered into one swap contract and two deferred interest rate exchange agreements as follows:

                                                                                RATE
                                                                      ------------------------  EFFECTIVE  EXPIRING
NOTIONAL AMOUNT                                                       RECEIVABLE     PAYABLE      DATE       DATE
--------------------------------------------------------------------  -----------  -----------  ---------  ---------
Current swap contracts:
  $100,000                                                                 LIBOR         5.85%    1/12/98    1/12/05
Deferred interest rate exchange agreements:
  $ 60,000                                                                 LIBOR         6.02%    2/11/02    2/11/06
    60,000                                                                 LIBOR         6.00%    2/11/02    2/11/07

8. CAPITAL STOCK:

    At March 31, 1998 and December 31, 1997, the total number of shares authorized, issued and outstanding were as follows:

                                                                                      NUMBER OF       NUMBER OF
                                                                                        SHARES         SHARES
                                                                                      AUTHORIZED     OUTSTANDING
                                                                                    --------------  -------------
Common stock, $.01 par value                                                           200,000,000     73,329,535
Excess stock, $.01 par value                                                           205,000,000             --
Non-voting senior preferred stock, $1.00 par value                                             200              9
Preferred stock, $1.00 par value of which 940,000 shares are designated Series A cumulative redeemable preferred stock and 270,000 shares are designated Series B
  cumulative redeemable preferred stock                                                  5,000,000      1,210,000

    A distribution was declared on March 20, 1998 to shareholders of record on March 31, 1998 of $28,755 which represents $0.355 per common share, for the quarter ended March 31, 1998, and equates to $1.42 per common share on an annualized basis.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

        (UNAUDITED AND IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

9. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                   --------------------
                                                                                     1998       1997
                                                                                   ---------  ---------
Cash paid during the period for interest (net of amounts capitalized)              $  20,143  $  11,843
                                                                                   ---------  ---------
                                                                                   ---------  ---------

NON CASH INVESTING AND FINANCING INFORMATION:

    For the three months ended March 31, 1997, construction in progress totaling $25,792 was placed into service. No amounts were placed into service during the three months ended March 31, 1998.

10. RELATED PARTIES:

    Westfield Management Company ("WMC"), an entity wholly owned by WHL, entered into an agreement with WEA to manage the properties in WEA's portfolio. In consideration for providing management services, WMC is reimbursed certain recoverable property operating costs including mall related payroll and is entitled to receive gross fees of 5% of minimum and percentage rents received by the Company. Property management fees totaling $1,387 and $890, net of capitalized leasing fees of $1,009 and $510, were expensed for the three months ended March 31, 1998 and 1997, respectively. Included in accounts payable and accrued expenses at March 31, 1998 and December 31, 1997, are management fees payable to WMC totaling $1,074 and $1,068, respectively.

    In addition to the management fees, WMC was reimbursed for recoverable operating costs including mall related payroll costs totaling $4,004 and $3,148, for the three months ended March 31, 1998 and 1997, respectively.

    In accordance with a Master Development Framework Agreement, Westfield Corporation, Inc. ("WCI"), a wholly owned subsidiary of WHL, has the exclusive right to carry out expansion, redevelopment and related works. During the three months ended March 31, 1998 and 1997, the Company reimbursed WCI $5,358 and $4,153, respectively, for expansion, redevelopment and related work.

    Westfield U.S. Advisory, L.P. ("Advisor"), which is controlled by WHL, provides a variety of asset management and investment services, subject to supervision of the Company. The Advisor is entitled to an annual fee equal to 25% of the annual Funds from Operations ("FFO") in excess of the Advisory FFO Amount ($114,700), but not to exceed 55 basis points of the Net Equity Value (as defined) of the Company's assets. The Advisory FFO Amount shall be increased whenever the Company issues additional Common Stock. The advisory fee expense for the three months ended March 31, 1998 was $1,483. Had the amounts been payable, the Advisory Fee would have been zero for periods through December 31, 1997.

    Included in interest and other income for the three months ended March 31, 1998 is interest income earned on a participating loan to wholly-owned indirect subsidiaries of WHL totaling $3,455.

11. COMMITMENTS AND CONTINGENCIES:

    The Company is currently involved in several development projects and had outstanding commitments with WCI totaling approximately $38,884 at March 31, 1998.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

        (UNAUDITED AND IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

12. SUBSEQUENT EVENTS:

    On April 30, 1998, the Company paid a distribution of $28,755 to its shareholders.

    On April 6, 1998 the Company signed an agreement for the acquisition of interests in up to 13 shopping center properties (the "Hahn Portfolio") from TrizecHahn Centers, Inc. ("Hahn") for a maximum purchase price of $1,439,000 including the assumption of debt. The final price is dependent on the interests ultimately acquired since certain of the properties are owned by joint ventures and are subject to partnership rights, such as rights of first refusal to acquire the property.

    The Hahn Portfolio consists of 13 centers (12 in California and 1 in Washington State) comprising approximately 12,500 square feet of gross leasable area. The acquisition of the Hahn Portfolio will close in stages from August 1998 to December 1998. WEA has arranged loan facilities to fund the acquisition of the Hahn Portfolio and is currently developing a plan for obtaining long term funding for the acquisition.

    Additionally in April, the Company exercised its warrants over WHL ordinary shares by electing to receive the profit element of the warrants. As a result of the exercise, WHL elected to pay the profit element of the warrants by issuing 20,339,066 ordinary shares. These shares were then sold by the Company for $99,700 resulting in a realized gain of approximately $84,500. The funds realized from exercising the warrants will be used to finance a portion of the acquisition of the Hahn Portfolio.

    On May 3, 1998, the Company announced that it signed an agreement to issue approximately $300,000 of unsecured subordinated notes to Australian investors, repayable in three equal installments due in June 2001, 2002 and 2003. The interest rate will be fixed at the time of closing in June 1998, at approximately 225 basis points over the Australian four year interest swap rate. The proceeds of the notes will be utilized to finance a portion of the acquisition of the Hahn Portfolio. These notes have not been, and will not be, registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

    On May 3, 1998, the Company announced Westfield America Trust ("WAT"), a property trust listed on the Australian Stock Exchange and a 50.8% shareholder in the Company, has entered into an underwriting agreement to raise approximately $300,000 in Australia. WAT intends to use the proceeds of its capital raising to subscribe for WEA common stock in three equal installments at a 5% discount to the then prevailing market price of the Company's common stock at June 2001, 2002 and 2003. The Company intends to issue the stock to WAT subject to the market conditions at the time.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

OVERVIEW

    The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company for the three months ended March 31, 1998, and Notes thereto and the Consolidated Financial Statements of the Company for the year ended December 31, 1997 and Notes thereto, included on Form 10-K filed on March 26, 1998.

GENERAL BACKGROUND

    At March 31, 1998 and for the three months then ended, the Condensed Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 19 centers, the equity in income of five unconsolidated real estate partnerships, Crestwood Plaza following its acquisition in January 1998, 12 separate department store properties that are net leased to the May Company under financing leases, certain other real estate investments, the Offering and a $145 million participating loan made to two wholly-owned indirect subsidiaries of WHL secured by a 50% indirect interest in Garden State Plaza.

    At March 31, 1997 and for the three months then ended, the Condensed Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 15 centers, the equity in income of seven unconsolidated real estate partnerships, 13 separate department store properties that were net leased to the May Company under financing leases and certain other real estate investments.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED
  MARCH 31, 1997

    TOTAL REVENUES increased $23.1 million or 49% to $69.9 million for the three months ended March 31, 1998 as compared to $46.8 million for the same period in 1997. The increase is primarily the result of the acquisitions of Northwest Plaza, Crestwood Plaza, an additional 70% interest in Annapolis Mall, a 68% managing interest in Wheaton Plaza and an additional 50% interest in Meriden Square Partnership, which contributed $21.0 million or 91% of the increase in total revenues. Excluding the total revenues generated by these acquisitions, total revenues increased $2.1 million due to higher minimum rents, generated by redevelopments at Eastland, South Shore and Trumbull, and specialty leasing income throughout the portfolio.

    TOTAL EXPENSES increased $12.7 million or 46% to $40.1 million for the three months ended March 31, 1998 as compared to $27.4 million for the same period in 1997. The increase was primarily the result of the acquisitions of Northwest Plaza, Crestwood Plaza, an additional 70% interest in Annapolis Mall, a 68% managing interest in Wheaton Plaza and an additional 50% interest in Meriden Square Partnership, which contributed a combined $10.7 million or 84% of the increase in total expenses. Excluding the total expenses incurred by the acquisitions, total expenses increased $2.0 million due to the advisory fee totaling $1.5 million which became payable in 1998 and an increase in depreciation totaling $0.8 million, primarily due to Eastland, Enfield, Mid Rivers, South Shore and Trumbull redevelopments placed into service in the second half of 1997. These increases in operating expenses were partially offset by a decrease in recoverable operating costs due primarily to a mild winter in the east coast and mid west regions.

    INTEREST EXPENSE, net of capitalized interest, increased $7.4 million or 57% to $20.3 million for the three months ended March 31, 1998 as compared to $12.9 million for the same period in 1997 due to increased borrowings under the Company's revolving credit facility as a result of the acquisitions of Annapolis Mall and Wheaton Plaza Partnerships in June 1997, Meriden Square Partnership in September 1997, Northwest Plaza in December 1997 and Crestwood Plaza in January 1998.

    EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE PARTNERSHIPS decreased approximately $0.9 million to $0.5 million for the three months ended March 31, 1998 as compared to $1.4 million for the same period in 1997 primarily due to the consolidation of Annapolis Mall and Meriden Square partnerships which were acquired in June and September of 1997, respectively. Annapolis and Meriden contributed $1.1 million of the decrease which was partially offset by improved operating results at the remaining partnerships.

    INTEREST AND OTHER INCOME increased $3.2 million to $3.5 million for the three months ended March 31, 1998 as compared to $0.3 million for the same period in 1997. The increase was due to interest earned of $3.5 million on the $145 million participating loan made to two wholly-owned indirect subsidiaries of WHL in conjunction with the Offering.

    MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED REAL ESTATE PARTNERSHIPS increased $0.8 million to $1.0 million for the three months ended March 31, 1998 as compared to $0.2 million for the same period in 1997 due to the acquisition of a 68% managing interest in Wheaton Plaza.

    NET INCOME increased $4.6 million or 58% to $12.6 million for the three months ended March 31, 1998 as compared to $8.0 million for the same period in 1997 for the reasons discussed above.

EBITDA--EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

    The Company believes that there are several important factors that contribute to its ability to increase rent and improve profitability of its shopping centers, including aggregate retailer sales volume, sales per square foot, occupancy levels and retailer costs. Each of these factors has a significant effect on the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company believes that EBITDA is an effective measure of shopping center operating performance because EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA: (i) does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"); (ii) should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's operating performance; (iii) is not indicative of cash flows from operating, investing and financing activities (determined in accordance with GAAP); and
(iv) is not an alternative to cash flows (determined in accordance with GAAP) as a measure of the Company's liquidity.

    The Company's EBITDA after minority interest plus its pro rata share of EBITDA of unconsolidated real estate partnerships increased from $37.8 million to $53.7 million for the three months ended March 31, 1997 and 1998, respectively, representing an increase of 42%. The growth in EBITDA reflects the addition of total gross leasable area ("GLA"), increased rental rates, increased retailer sales, improved occupancy levels and lower operating expenses.

    The following is a summary of the unaudited EBITDA of the Company for the periods presented:

                                                                                             FOR THE THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                             --------------------
                                                                                               1998       1997
                                                                                             ---------  ---------
                                                                                               ($ IN THOUSANDS)
EBITDA of wholly-owned and consolidated real estate partnerships                             $  50,810  $  31,796
Pro rata share of EBITDA of unconsolidated real estate partnerships                              4,462      6,563
                                                                                             ---------  ---------
Total EBITDA                                                                                 $  55,272  $  38,359
                                                                                             ---------  ---------
                                                                                             ---------  ---------
EBITDA after minority interest (1)                                                           $  53,703  $  37,750
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Increase in EBITDA after minority interest                                                          42%
                                                                                             ---------
                                                                                             ---------

------------------------

(1) EBITDA after minority interest represents earnings before interest, taxes, depreciation and amortization for all properties after the minority share in Mission Valley and Wheaton Plaza EBITDA.

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

    The following is a summary of the unaudited Funds from Operations of the Company and reconciliation of net income to Funds from Operations for the periods presented:

                                                                                             FOR THE THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                             --------------------
                                                                                               1998       1997
                                                                                             ---------  ---------
                                                                                               ($ IN THOUSANDS)
Funds from Operations                                                                        $  31,558  $  22,459
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Increase in Funds from Operations from prior period                                                 41%
                                                                                             ---------
                                                                                             ---------
Reconciliation:
  Net income                                                                                 $  12,551  $   7,964
Depreciation and amortization:
  Deferred financing leases                                                                        521        499
  Consolidated properties                                                                       16,838     11,548
  Unconsolidated real estate partnerships                                                        1,938      2,670
  Minority interest portion                                                                       (290)      (222)
                                                                                             ---------  ---------
  Funds from Operations                                                                      $  31,558  $  22,459
                                                                                             ---------  ---------
                                                                                             ---------  ---------

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

    The following table summarizes certain quarterly operating data for 1997 and the first quarter of 1998 for Centers under Westfield Holdings management:

                                                         1ST          2ND          3RD          4TH
                                                       QUARTER      QUARTER      QUARTER      QUARTER
                                                     -----------  -----------  -----------  -----------
1998 QUARTERLY DATA
---------------------------------------------------
   Mall store sales                                  $   350,456      N/A          N/A          N/A
    Revenues                                         $    87,933      N/A          N/A          N/A
    Percentage Leased                                         92%     N/A          N/A          N/A

1997 QUARTERLY DATA
---------------------------------------------------
    Mall store sales (1)                             $   289,716  $   316,178  $   325,834  $   506,591
    Revenues                                         $    69,482  $    69,087  $    80,209  $    83,081
    Percentage Leased (1)                                     91%          92%          92%          93%

------------------------

(1) Excludes Wheaton Plaza in the first and second quarter, Northwest Plaza and Crestwood Plaza.

REPORTED TENANT SALES VOLUME AND SALES PER SQUARE FOOT

    Total sales for mall stores affect revenue and profitability levels of the Company because they determine the amount of minimum rent the Company can charge, the percentage rent it realizes and the recoverable expenses (common area maintenance, real estate taxes, etc.) the retailers can afford to pay. Mall store sales for Centers under Westfield Holdings management (which includes all centers other than North County Fair) for the three months ended March 31, 1998, increased 3.3% on a per square foot basis over the same period in 1997. The Company believes these sales levels enhance the Company's ability to obtain higher rents from retailers.

    The table below sets forth mall store sales and per square foot percentage increases over the same periods in 1997 for Centers under Westfield Holdings Management in the east coast, the mid west and the west coast regions of the United States.

                                                            THREE MONTHS ENDED
                                                              MARCH 31, 1998
                                                          ----------------------
                                                            MALL      INCREASE
                                                            STORE      PER SQ.
                                                            SALES        FT.
                                                          ---------  -----------
                                                           ($000)
East Coast                                                $ 152,570         0.6%
Mid West                                                     77,437         6.1%
West Coast                                                  120,449         4.7%
                                                                             --
                                                          ---------
Total Centers                                             $ 350,456         3.3%
                                                                             --
                                                                             --
                                                          ---------
                                                          ---------

LEASING

    Mall store space was 93% leased at March 31, 1998, at centers not under redevelopment for the relevant period ("Stabilized Centers") managed by Westfield Holdings excluding the recently acquired Northwest Plaza and Crestwood Plaza. Including the acquisitions, the mall store space was 92% leased at March 31, 1998. The Company excludes temporary leasing from the calculation of leased mall store space since such leases are on a short-term basis (30 days to 11 months) and are subject to termination by the Company on 30 days notice. The following table sets forth leased status for the Stabilized Centers managed by Westfield Holdings in the east coast, the mid west and the west coast regions of the United States.

                                                                           MARCH 31,        MARCH 31,
                                                                             1998             1997
                                                                        ---------------  ---------------
East Coast                                                                        93%              91%
Mid West                                                                          88%              92%
West Coast                                                                        94%              89%

Total Centers                                                                     92%              91%

RENTAL RATES

    As leases have expired, the Company has generally been able to rent the available space, either to the existing retailer or a new retailer, at rental rates that are higher than those of the expired leases. In a period of increasing sales, rents on new leases will tend to rise as retailer's expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason. However, revenues nevertheless increase as older leases rollover or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases.

    Excluding the recently acquired Northwest Plaza and Crestwood Plaza, average base rent was $28.52 for the three months ended March 31, 1998. The following table contains certain information regarding base rent per square foot of the mall stores under Westfield Holdings management that have been executed since January 1, 1997.

                                                                              FOR THE THREE
                                                                               MONTHS ENDED
                                                                                MARCH 31,
                                                                           --------------------
                                                                             1998       1997
                                                                           ---------  ---------
Average base rent of mall store leases,
  at the end of the period                                                 $   27.62  $   28.01
Leases expired during the period (1)                                       $   24.76  $   25.84
Leases executed during the period (1)                                      $   28.04  $   30.53

------------------------

(1) Excluding leases in excess of 20,000 square feet.

    As required by GAAP, contractual rent increases are recognized as rental income using the straight-line method over the respective lease term which may result in the recognition of income not evidenced by cash receipts. The amount of contractual rent increases not represented by cash receipts for the three months ended March 31, 1998 and 1997 was $1,001 and $613, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    On January 15, 1998, the Company's unsecured revolving credit facility from National Australia Bank, Australia New Zealand Banking Group, Commonwealth Bank of Australia and Union Bank of Switzerland was increased to $800 million. The Company had unused capacity under its unsecured revolving credit facility totaling $222 million at March 31, 1998 which will be used to finance future redevelopments, acquisitions and as a revolving working capital facility. The loan matures in May 2000 and is extendable annually thereafter for an additional year.

    At March 31, 1998, the Company's balance of cash and cash equivalents was $12.3 million not including its proportionate share of cash held by unconsolidated real estate partnerships.

    The Company's consolidated indebtedness at March 31, 1998 was $1,220.7 million, of which $1,067.7 million is fixed-rate debt and $153 million is variable rate debt after considering interest rate protection agreements totaling $425 million (see discussion below). The interest rate on the fixed rate debt ranges from 6.15% to 8.09%. The Company's pro rata share of debt-to-total market capitalization, based on the share price on March 31, 1998 was 47.4%.

    At March 31, 1998, the Company had four interest rate swap agreements. Interest rate swaps are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by any of the counter-parties.

    The Company has also entered into deferred interest rate exchange agreements to manage future interest rates. The agreements consist of swaps and involve the future receipt, corresponding with the expiration of existing fixed rate debt, of a floating rate based on LIBOR and the payment of a fixed rate. Since March 31, 1997, the Company has lengthened the average remaining term of its pro rata share of total borrowings and hedges, including delayed start swaps from 4.9 to
7.0 years.

    The Company has entered into fixed rate hedges in respect of its pro rata share of notes payable and revolving credit facility, as follows:

                                                                            MARCH 31,
                                                                    --------------------------
                                                                        1998          1997
                                                                    -------------  -----------
                                                                         ($ IN THOUSANDS)
Principal amount of fixed rate debt                                 $     701,306  $   657,872
Principal amount of other current fixed rate payable instruments          425,000      125,000
                                                                    -------------  -----------
                                                                    $   1,126,306  $   782,872
                                                                    -------------  -----------
                                                                    -------------  -----------
Fixed rate debt as a percentage of total notes payable and
  revolving credit facility.                                                 88.0%        90.4%
                                                                    -------------  -----------
                                                                    -------------  -----------
Average rate (inclusive of margins) of total borrowings and hedges           7.04%        7.20%
                                                                    -------------  -----------
                                                                    -------------  -----------
Average remaining term (in years) of total borrowings and hedges,
  including delayed start swaps                                               7.0          4.9
                                                                    -------------  -----------
                                                                    -------------  -----------

    As previously discussed, the Company has entered into an agreement to acquire interests in up to 13 shopping center properties from TrizecHahn Center, Inc. for a maximum purchase price of $1.439 billion including the assumption of debt. The Company has arranged the sale of the WHL warrants for $99.7 million, the underwriting of approximately $300 million of unsecured subordinated notes in Australia, and loan facilities to fund the acquisition of the Hahn portfolio. Additionally, the Company is currently developing a plan for obtaining long term funding of the acquisition.

    In this regard, the Company has announced that it will issue approximately $300 million unsecured subordinated notes ("Capital Notes") to Australian investors, repayable in three equal installments due in June 2001, 2002 and 2003. The interest rate on the notes will be fixed at the time of closing in June 1998 at approximately 225 basis points over the Australian four year interest swap rate. The proceeds of the Capital Notes will be utilized to finance a portion of the TrizecHahn acquisition.

    Additionally, the Company exercised its warrants over WHL ordinary shares by electing to receive the profit element of the warrants. As a result of the exercise, WHL elected to pay the profit element of the warrants by issuing 20,339,066 ordinary shares. These shares were then sold by the Company for $99.7 million which will be used to finance a portion of the TrizecHahn acquisition.

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

    Capital expenditures and capital leasing costs, excluding property acquisitions, were $6.9 million and $10.6 million for the three months ended March 31, 1998 and 1997, respectively. The following table shows the components of capital expenditures:

                                                                          FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
                                                                            ($ IN THOUSANDS)
Renovations and expansions                                                $   3,942  $   9,256
Tenant allowances                                                             1,625        936
Capital leasing costs                                                         1,009        510
Other capital expenditures                                                      317         74
                                                                          ---------  ---------
    Total                                                                 $   6,893  $  10,776
                                                                          ---------  ---------
                                                                          ---------  ---------

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

    Redevelopments approved by the Board of Directors are as follows:

    - The Company commenced redevelopment of Mission Valley Center-West, in San Diego, California, at the beginning of 1998. The property will be redeveloped into a 202,000 square foot power center with value-oriented retailers that will complement Mission Valley Center. The center is planned to open in late Summer 1998.

    - Annapolis Mall in Annapolis, Maryland, is a four anchor super-regional shopping center with 155 Mall Stores. The addition of a fifth anchor, Lord & Taylor, is planned to open in Fall 1998, which will further solidify Annapolis Mall's strong market position.

    - Enfield Square in Enfield, Connecticut is a three anchor regional shopping center with 87 Mall Stores. A new 58,000 sq. ft multi-screen Hoyts Cinema is being added, with a planned opening in late Fall 1998.

    - South Shore Mall in Bayshore, New York, is a three anchor super-regional center with 125 Mall Stores. In addition to the recently completed expansion described above, South Shore Mall will add a new Lord & Taylor store. Completion is planned for a Fall 1998 opening.

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

    Capital expenditures were financed by external funding and recovery of costs from retailers where applicable. The Company is currently involved in several development projects and had outstanding commitments with contractors totaling approximately $38.9 million as of March 31, 1998, which will be funded through restricted cash and the unsecured revolving credit facility.

    The Company anticipates that its Funds from Operations will provide the necessary funds on a short term and long term basis for its operating expenses, interest expense on outstanding indebtedness and all distributions to the shareholders in accordance with REIT requirements. Sources of recurring and non-recurring capital expenditures on a short term and long term basis, such as major building renovations and expansion, as well as for scheduled principal payments, including balloon payments on outstanding indebtedness are expected to be obtained from: (i) additional debt financing, (ii) additional equity and
(iii) working capital reserves.

    Although no assurance can be given, the Company believes that it will have access to capital resources sufficient to satisfy the Company's cash requirements and to expand and develop its business in accordance with its strategy for growth.

DISTRIBUTIONS

    A distribution was declared on March 20, 1998 to shareholders of record on March 31, 1998, of $28.8 million which represents $0.355 per common share for the quarter ended March 31, 1998, and equates to $1.42 per common share on an annualized basis. The Company intends to continue to pay regular quarterly distributions to the holders of its common stock.

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

    WMC (the "Manager") is currently in the process of converting to a new computer system which is anticipated to be completed by August 1998. In conjunction with the conversion, the software and hardware will be replaced or modified so that the computer system will function properly with respect to dates in the Year 2000 and thereafter. The Company believes that with the Manager's conversion of its computer system, the Year 2000 Issue will not pose significant operational problems for the Company. The costs of the computer conversion will be incurred by the Manager.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

    This report includes statements (other than the financial statements and other statements of historical fact) that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible future results of operations, earnings, expenses, cash flows, funds from operations and other capital resources of the Company (including with respect to increased revenues and rental rates, cost savings and operating efficiencies) and market trends set forth under (a) "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations," "Portfolio Data," "Liquidity and Capital Resources," "Distributions," and "Impact of Year 2000," (b) "Legal Proceedings," (c) "Item 5--Other Information," and (d) statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions.

    Forward-looking statements are made based on management's current expectations and belief concerning future developments and their potential effects on the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Many of the factors that will determine these results are beyond the Company's ability to control or predict.

    The important factors described in the Company's Annual Report on form 10-K for the year ended December 31, 1997, under "Management Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statements Concerning Forward-Looking Statements," and those important factors described elsewhere in this report (including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings"), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

    The information referred to above should be considered by investors when reviewing any forward-looking statements contained in this report, in any documents incorporated herein by reference, in any of the Company's public filings or press releases or in any oral statements made by the Company or any of its officers or any other persons acting on its behalf. For those statements, the Company intends to avail itself of the protection of the safe harbor liability with respect to forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

    None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the annual meeting of Shareholders held on April 30, 1998 in Los Angeles, California, the common shareholders took the following actions:

    1. Re-elected three directors, Roy L. Furman, Frederick G. Hilmer, AO, and Peter S. Lowy as directors of the Company whose regular term of office expired on the date of the annual meeting, for a new term extending until 2001. The number of votes cast for, against and withheld, and the number of broker non-votes for each such director were as follows:

                                                           AGAINST
                                                             AND     ABSTENTIONS AND
                                                FOR       WITHHELD      NON-VOTES
                                           -------------  ---------  ----------------
Roy L. Furman                                 66,699,216     69,553        6,560,766
Frederick G. Hilmer, AO                       66,699,216     69,553        6,560,766
Peter S. Lowy                                 66,699,216     69,553        6,560,766

    The following additional directors continued in office: Frank P. Lowy, Herman Huizinga, David H. Lowy, Bernard Marcus, Larry A. Silverstein, Francis T. Vincent, Jr. and George Weissman.

    2. The appointment of Ernst & Young LLP as the Company's independent auditors for the 1998 fiscal year. The number of shares voted for, against and withheld, and the number of broker non-votes on such proposal were 66,695,133, 73,906, and 6,560,496, respectively.

ITEM 5: OTHER INFORMATION

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES
                 PRO FORMA CONDENSED CONSOLIDTED BALANCE SHEET
                                 MARCH 31, 1998
                          (UNAUDITED AND IN THOUSANDS)

    The unaudited Pro Forma Condensed Consolidated Balance Sheet, below, is presented as if the Company acquired on March 31, 1998 interests in 13 shopping centers ("Hahn Portfolio") from TrizecHahn Centers, Inc. for $1,439,000. In this regard it is further assumed that on March 31, 1998 the Company issued unsecured subordinated notes ("Capital Notes") totaling $300,000 and sold WHL ordinary shares for $99,700.

    The unaudited Pro Forma Condensed Consolidated Balance Sheet should be read in conjunction with the Condensed Consolidated Financial Statements of Westfield America, Inc. and Subsidiaries and Notes thereto included elsewhere herein. In the Company's opinion, all adjustments necessary to reflect the effects of issuing Capital Notes, obtaining loan facilities, purchase and subsequent sale of the warrants and use of proceeds to acquire the Hahn Portfolio have been made.

    The unaudited Pro Forma Condensed Consolidated Balance Sheet is not necessarily indicative of what the actual position of the Company would have been at March 31, 1998, nor does it purport to present the future financial position of the Company.

                                                MARCH 31, 1998
                                      ----------------------------------
                                      CONSOLIDATED            PRO FORMA
                                      HISTORICAL  PRO FORMA       AS
                                         (A)      ADJUSTMENTS  ADJUSTED
                                      ----------  ----------  ----------
ASSETS:
  Net investment in real estate       $1,943,213  $1,360,000(b) $3,303,213
  Cash and cash equivalents               12,311      --          12,311
  Restricted cash                         23,761      --          23,761
  Accounts and notes receivable           28,932      --          28,932
  Deferred expenses and other
    assets, net                           32,291     (15,200 (c)     17,091
                                      ----------  ----------  ----------
    Total assets                      $2,040,508  $1,344,800  $3,385,308
                                      ----------  ----------  ----------
                                      ----------  ----------  ----------
LIABILITIES:
  Notes payable and revolving credit
    facility                          $1,220,712  $1,260,300(d) $2,481,012
  Accounts payable and accrued
    expenses                              34,749      --          34,749
  Distribution payable                    28,755      --          28,755
  Minority interest                       24,802      --          24,802
                                      ----------  ----------  ----------
    Total liabilities                  1,309,018   1,260,300   2,569,318
                                      ----------  ----------  ----------
SHAREHOLDERS' EQUITY:
  Common stock                               731      --      $      731
  Preferred stock                        121,000      --         121,000
  Paid-in-capital                        609,759      --         609,759
  Retained earnings                       --          84,500(c)     84,500
                                      ----------  ----------  ----------
  Total equity                           731,490      84,500     815,990
                                      ----------  ----------  ----------
    Total liabilities and
      shareholders' equity            $2,040,508  $1,344,800  $3,385,308
                                      ----------  ----------  ----------
                                      ----------  ----------  ----------

    NOTES TO PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET (IN THOUSANDS)

(a) Reflects Westfield America, Inc. and Subsidiaries Consolidated Historical Balance Sheet at March 31, 1998.

(b) Reflects Hahn Portfolio acquisition totaling $1,439,000 plus estimated transaction costs less joint venture debt assumed.

(c) Reflects the sale in April 1998 of WHL shares acquired upon exercise of the WHL warrants.

(d) Reflects total additional borrowings to acquire the Hahn Portfolio.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

  EXHIBIT
    NO.      DESCRIPTION
-----------  -------------------------------------------------------------------------------------

      10.1   Amendment to Credit Agreement

      27.1   Financial data schedule

    (b) Reports on Form 8-K:

    The Company filed the following reports on Form 8-K during the three months ended March 31, 1998:

DATE OF FILING     ITEMS REPORTED       FINANCIAL STATEMENT
---------------  -------------------  -----------------------

May 4, 1998                5, 7                     No

May 5, 1998                5, 7                     No

    Form 8-K was filed on May 4, 1998. Under Item 5--Other Events, the Company announced that it signed an underwriting agreement to issue approximately $300 million of unsecured subordinated notes to Australian investors, repayable in three equal installments due in June 2001, 2002 and 2003. The interest rate will be fixed at the time of closing in June 1998, at approximately 225 basis points over the Australian four year interest swap rate. The proceeds of the notes will be utilized to finance a portion of the TrizecHahn acquisition. These notes have not been, and will not be, registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

    Form 8-K was filed on May 5, 1998. Under Item 5--Other Events, the Company reported that it had entered into an agreement for the acquisition of interests in up to 13 shopping center properties from TrizecHahn Centers, Inc. for a maximum purchase price of 1.439 billion. The total acquisition costs, after allowing for legal and professional fees, and various transaction costs, is expected to be approximately $1.5 billion. The final price is dependent on the interests ultimately acquired since certain of the properties are owned by joint ventures and are subject to partnership rights, such as rights of first refusal. Settlement of the purchase is scheduled to occur in stages between August and December of 1998. WEA has arranged loan facilities to fund the acquisition and is currently developing a plan to obtain long term funding.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WESTFIELD AMERICA, INC.

Date:           May 13, 1998      By:           /s/ PETER S. LOWY
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