Form 10-Q
period 1998-06-30
WESTFIELD AMERICA INC
filed 1998-08-14
CIK 913283

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                                ---------------

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-12923

                            WESTFIELD AMERICA, INC.
             (Exact name of registrant as specified in its charter)

                  MISSOURI                                     43-0758627
      (State or other jurisdiction of              (IRS Employer Identification No.)
       incorporation or organization)

          11601 WILSHIRE BOULEVARD
                 12TH FLOOR
          LOS ANGELES, CALIFORNIA                                90025
  (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (310) 478-4456

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 14, 1998, 73,336,465 shares of common stock, par value $.01 per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX

                                                                                                               PAGE
                                                                                                               -----
PART I--FINANCIAL INFORMATION

  Item 1:     Condensed Financial Statements

              Consolidated Balance Sheets as of June 30, 1998 (unaudited) and December 31, 1997...........           2

              Consolidated Statements of Income (unaudited) for the three months ended June 30, 1998 and
                1997 and for the six months ended June 30, 1998 and 1997..................................           3

              Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 1998 and
                1997......................................................................................           4

              Notes to Condensed Consolidated Financial Statements (unaudited)............................           5

  Item 2:     Management's Discussion and Analysis of Financial Condition and Results of Operations.......          13

PART II--OTHER INFORMATION

  Items 1 through 6.......................................................................................          24

  Signatures..............................................................................................          26

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                              JUNE 30,     DECEMBER 31,
                                                                                                1998           1997
                                                                                            ------------   ------------
                                                                                            (UNAUDITED)
                                                        ASSETS
ASSETS:
  Land....................................................................................  $    381,485   $   302,260
  Buildings, improvements and equipment...................................................     1,552,530     1,491,067
  Less accumulated depreciation...........................................................      (268,263)     (236,220)
                                                                                            ------------   ------------
    Net property and equipment............................................................     1,665,752     1,557,107

  Construction in progress................................................................        30,242        11,651
  Investments in unconsolidated real estate partnerships..................................        46,325        49,391
  Participating loan to an affiliate......................................................       145,000       145,000
  Direct financing leases receivable......................................................        84,301        85,352
                                                                                            ------------   ------------
    Net investment in real estate.........................................................     1,971,620     1,848,501

  Cash and cash equivalents...............................................................         8,067        11,003

  Restricted cash.........................................................................        30,882        28,305

  Accounts and notes receivable, net of allowance of $10,525 and $8,912 in 1998 and 1997,
    respectively..........................................................................        28,432        27,499

  Deferred expenses and other assets, net.................................................        25,013        54,322
                                                                                            ------------   ------------
    Total assets..........................................................................  $  2,064,014   $ 1,969,630
                                                                                            ------------   ------------
                                                                                            ------------   ------------

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Notes payable and revolving credit facility.............................................  $  1,176,059   $ 1,107,425
  Accounts payable and accrued expenses...................................................        31,025        38,352
  Distribution payable....................................................................        28,758        28,350
  Minority interest.......................................................................        23,986        25,123
                                                                                            ------------   ------------
    Total liabilities.....................................................................     1,259,828     1,199,250
                                                                                            ------------   ------------
SHAREHOLDERS' EQUITY (Note 9):
  Common stock............................................................................           731           731
  Preferred stock.........................................................................       121,000       121,000
  Additional paid-in capital..............................................................       648,769       648,649
  Retained earnings.......................................................................        33,686            --
                                                                                            ------------   ------------
    Total shareholders' equity............................................................       804,186       770,380
                                                                                            ------------   ------------
    Total liabilities and shareholders' equity............................................  $  2,064,014   $ 1,969,630
                                                                                            ------------   ------------
                                                                                            ------------   ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

             (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED    SIX MONTHS ENDED JUNE
                                                                           JUNE 30,                  30,
                                                                    ----------------------  ----------------------
                                                                       1998        1997        1998        1997
                                                                    ----------  ----------  ----------  ----------
REVENUES:
  Minimum rents...................................................  $   48,335  $   33,184  $   96,519  $   64,068
  Tenant recoveries...............................................      18,620      14,294      37,779      28,349
  Percentage rents................................................       1,724         521       4,298       2,507
                                                                    ----------  ----------  ----------  ----------
    Total revenues................................................      68,679      47,999     138,596      94,924
                                                                    ----------  ----------  ----------  ----------
EXPENSES:
  Operating.......................................................      19,837      12,726      39,763      27,436
  Management fees.................................................       1,383       1,108       2,770       1,998
  Advisory fee....................................................       1,483          --       2,966          --
  General and administrative......................................         422          13         901         294
  Depreciation and amortization...................................      17,040      12,210      33,878      23,758
                                                                    ----------  ----------  ----------  ----------
    Total expenses................................................      40,165      26,057      80,278      53,486
                                                                    ----------  ----------  ----------  ----------
OPERATING INCOME..................................................      28,514      21,942      58,318      41,438

INTEREST EXPENSE, net.............................................     (18,911)    (13,222)    (39,202)    (26,082)

OTHER INCOME:
  Equity in income of unconsolidated real estate partnerships.....         423         939         910       2,314
  Gain on sale of investments.....................................      65,710          --      65,710          --
  Interest and other income.......................................       3,909       1,683       7,440       1,854
                                                                    ----------  ----------  ----------  ----------
INCOME BEFORE MINORITY INTEREST...................................      79,645      11,342      93,176      19,524
Minority interest in earnings of consolidated real estate
  partnerships....................................................        (998)       (534)     (1,978)       (752)
                                                                    ----------  ----------  ----------  ----------
NET INCOME........................................................  $   78,647  $   10,808  $   91,198  $   18,772
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
Net income allocable to preferred shares..........................  $    2,723  $    3,822  $    5,447  $    6,060
Net income allocable to common shares.............................      75,924       6,986      85,751      12,712
                                                                    ----------  ----------  ----------  ----------
                                                                    $   78,647  $   10,808  $   91,198  $   18,772
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
EARNINGS PER COMMON SHARE:
  Basic...........................................................  $     1.04  $     0.11  $     1.17  $     0.22
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
  Diluted.........................................................  $     0.97  $     0.11  $     1.06  $     0.22
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
DISTRIBUTIONS DECLARED PER COMMON SHARE...........................  $    0.355  $    0.883  $    0.710  $    0.891
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
  Basic...........................................................      73,333      62,121      73,331      57,551
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
  Diluted.........................................................      81,192      62,121      81,140      57,551
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (UNAUDITED AND IN THOUSANDS)

                                                                                                 SIX MONTHS
                                                                                               ENDED JUNE 30,
                                                                                          ------------------------
                                                                                             1998         1997
                                                                                          -----------  -----------
OPERATING ACTIVITIES:
  Net income............................................................................  $    91,198  $    18,772
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.......................................................       33,878       23,758
    Amortization of deferred loan costs.................................................          521          115
    Equity in income of unconsolidated real estate partnerships.........................         (910)      (2,314)
    Minority interest in earnings of consolidated real estate partnerships..............        1,978          752
    Gain on sale of investments.........................................................      (65,710)          --
    Issuance of common stock to independent directors...................................          120           --
  Changes in assets and liabilities:
    Accounts and notes receivable, net..................................................         (948)      (4,980)
    Deferred expenses and other assets..................................................       (1,897)      (1,815)
    Accounts payable and accrued expenses...............................................       (7,326)      (1,030)
                                                                                          -----------  -----------
  Net cash flows provided by operating activities.......................................       50,904       33,258
                                                                                          -----------  -----------
INVESTING ACTIVITIES:
  Capital expenditures and acquisitions.................................................     (156,149)    (213,418)
  Participating loan to an affiliate....................................................           --     (145,000)
  Purchase investment...................................................................           --      (15,184)
  Proceeds from sale of investment......................................................       99,670           --
  Cash distributions received from unconsolidated real estate partnerships..............        3,976        6,973
  Notes receivable repayments...........................................................           28          554
  Direct financing leases receivable repayments.........................................        1,051          991
  Cash and cash equivalents of consolidated real estate partnerships....................           --          613
  Increase in restricted cash...........................................................       (2,577)          --
                                                                                          -----------  -----------
  Net cash flows used in investing activities...........................................      (54,001)    (364,471)
                                                                                          -----------  -----------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock................................................           --      436,500
  Proceeds from issuance of preferred stock.............................................           --       27,000
  Redemption of common stock............................................................           --     (130,500)
  Redemption of preferred shares........................................................          (67)         (50)
  Stock issuance costs..................................................................           --      (31,327)
  Cash distributions paid to preferred shareholders.....................................       (5,408)      (4,432)
  Cash distributions paid to common shareholders........................................      (51,697)     (39,957)
  Cash distributions paid to minority interests, net....................................       (3,061)        (568)
  Proceeds from notes payable and revolving credit facility.............................      494,847      321,448
  Principal payments on notes payable and revolving credit facility.....................     (434,453)    (210,162)
                                                                                          -----------  -----------
  Net cash flows provided by financing activities.......................................          161      367,952
                                                                                          -----------  -----------
  Net (decrease) increase in cash and cash equivalents..................................       (2,936)      36,739

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................................       11,003        6,729
                                                                                          -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD................................................  $     8,067  $    43,468
                                                                                          -----------  -----------
                                                                                          -----------  -----------
SUPPLEMENTAL CASH FLOW INFORMATION PROVIDED IN NOTE 10.

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        (UNAUDITED AND IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1. INTERIM FINANCIAL STATEMENTS:

    The accompanying Condensed Consolidated Financial Statements of Westfield America, Inc. and Subsidiaries ("WEA" or the "Company") are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods have been included. The results for the interim period ended June 30, 1998, are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the December 31, 1997 audited Consolidated Financial Statements and notes thereto included in the WEA Form 10-K filed on March 26, 1998.

    Certain amounts in the 1997 Condensed Consolidated Financial Statements have been reclassified to conform to the 1998 presentation.

2. ORGANIZATION:

    WEA is primarily in the business of owning, operating, leasing, developing, redeveloping and acquiring super regional and regional retail shopping centers in major metropolitan areas in the United States. The Company owns interests in 26 shopping centers, 12 separate department store properties which are net leased under financing leases to the May Department Stores Company and certain other real estate investments located in seven states in the east coast, mid west and west coast regions of the United States.

    In May 1997, the Company completed an initial public offering (the "Offering") whereby the Company issued 20,400,000 common shares and 270,000 preferred shares which resulted in proceeds totaling $300,384, net of underwriting discounts and expenses of the Offering.

3. BASIS OF PRESENTATION:

    The Company conducts its business through its wholly-owned subsidiaries and affiliates. These Condensed Consolidated Financial Statements include the accounts of the Company and all subsidiaries and partnerships over which the Company is able to exercise significant control. The Company does not consider itself to be in control when the other partners have important approval rights over major actions. Investments as a general and/or limited partner in non-controlled partnerships are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

4. ACQUISITIONS:

    In January 1998, the Company paid $106,426 to acquire Crestwood Plaza, a super-regional shopping center located in St. Louis, Missouri. Funds for the purchase were obtained from borrowings under the Company's unsecured revolving credit facility.

    In June 1998, the Company paid $33,500 to acquire The Promenade at Woodland Hills, a regional shopping center located in Los Angeles, California. Funds for the purchase were obtained from borrowings under the Company's unsecured revolving credit facility.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

        (UNAUDITED AND IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

5. DISPOSITIONS:

    In conjunction with the Offering, the Company acquired 49 million non-transferable options to acquire ordinary shares of Westfield Holdings Limited ("WHL"), an affiliate of the Company, (the "WHL Options"). The Company's December 31, 1997 balance sheet has been restated to reflect the fair value of the WHL Options, which at the time of the Offering, exceeded the Company's cost basis. In April 1998, the Company exercised the WHL Options by electing to receive the profit element of the WHL Options. As a result of the exercise, WHL elected to pay the profit element of the WHL Options by issuing 20,339,066 WHL ordinary shares. These shares were then sold by the Company for $99,670.

6. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE PARTNERSHIPS:

    As of June 30, 1998, the Company's interest in each unconsolidated partnership, is as follows:

                                                                                         PERCENTAGE INTEREST
                                                                           -----------------------------------------------
PROPERTY                                                   LOCATION         GENERAL PARTNER    LIMITED PARTNER     TOTAL
---------------------------------------------------  --------------------  -----------------  -----------------  ---------
Plaza Camino Real..................................  Carlsbad, CA                   40.0%                --           40.0%
Topanga Plaza......................................  Canoga Park, CA                42.0%                --           42.0%
Vancouver Mall.....................................  Vancouver, WA                  50.0%                --           50.0%
West Valley........................................  Canoga Park, CA                40.0%               2.5%          42.5%
North County Fair..................................  Escondido, CA                    --               45.0%          45.0%

    A summary of the condensed balance sheets and unaudited statements of income for all unconsolidated real estate partnerships on a combined basis is as follows:

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1998          1997
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)
CONDENSED COMBINED BALANCE SHEETS:
Investment in real estate:
  Land, building and improvements, at cost............................................  $   289,290   $  290,092
  Less accumulated depreciation and amortization......................................     (110,324)    (105,495)
  Construction in progress............................................................        1,553        1,322
                                                                                        -----------  ------------
Net investment in real estate.........................................................      180,519      185,919
Other notes payable...................................................................     (174,571)    (175,289)
Other assets and liabilities, net, and interest of other partners.....................       40,377       38,761
                                                                                        -----------  ------------
Investments in unconsolidated real estate partnerships................................  $    46,325   $   49,391
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

        (UNAUDITED AND IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

6. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE PARTNERSHIPS: (CONTINUED)

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                        --------------------  --------------------
                                                                        JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                                          1998       1997       1998       1997
                                                                        ---------  ---------  ---------  ---------
CONDENSED COMBINED STATEMENTS OF INCOME:
Total revenues........................................................  $  14,219  $  19,261  $  28,704  $  41,527
Costs and expenses:
  Operating, general and administrative...............................      4,363      5,423      8,546     12,063
  Interest expense, net...............................................      4,817      5,755      9,595     11,291
  Depreciation and amortization.......................................      3,045      5,360      6,480     11,557
                                                                        ---------  ---------  ---------  ---------
Net income............................................................      1,994      2,723      4,083      6,616
Other partners' share of income.......................................     (1,571)    (1,784)    (3,173)    (4,302)
                                                                        ---------  ---------  ---------  ---------
Equity in income of unconsolidated real estate partnerships...........  $     423  $     939  $     910  $   2,314
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

    Significant accounting policies used by unconsolidated real estate partnerships are similar to those used by the Company.

7. NOTES PAYABLE AND REVOLVING CREDIT FACILITY:

    In June, 1998 the Company issued $301,087 of unsecured subordinated notes ("Capital Notes") to Australian investors, repayable in three equal installments due in June 2001, 2002 and 2003. The Capital Notes, which are listed on the Australian Stock Exchange, are denominated in Australian dollars and bear interest at 2.25% above the Australian dollar swap rate at the time of issuance. In conjunction with the issuance of the Capital Notes, the Company entered into interest rate swap and foreign currency hedge agreements which effectively fixed the interest and principal payments due to holders of the Capital Notes in U.S. dollars and fixed the interest rate at 8.38%. The Capital Notes have not been, and will not be, registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

        (UNAUDITED AND IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

7. NOTES PAYABLE AND REVOLVING CREDIT FACILITY: (CONTINUED)
    The Company's notes payable and revolving credit facility are as follows:

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
Collateralized non-recourse notes to an insurance company, interest only payable
  monthly at 6.15%, due in 1999......................................................  $    172,000   $  172,000
Collateralized recourse note to an insurance company, interest only payable monthly
  at 8.09%, due in 1999..............................................................        15,000       15,000
Collateralized non-recourse notes to an insurance company, interest only payable
  monthly at 6.51%, due in 2001......................................................       167,000      167,000
Senior collateralized non-recourse notes, bearing interest at 6.39% principal and
  interest payable quarterly, due in 2004............................................        18,108       19,392
Senior collateralized non-recourse notes bearing interest at 7.33%, interest only
  until 2004, principal and interest payable thereafter, due in 2014.................        55,167       55,167
Collateralized non-recourse note payable to an insurance company, interest at an effective rate of 7.07%, $1,182 principal and interest payable monthly, due in
  2000...............................................................................       138,697      140,866
Unsecured revolving credit facility with a group of banks with a maximum commitment of $800,000, interest only at LIBOR + 1% (7.00% at June 30, 1998) payable monthly,
  due in 2000 with options to extend.................................................       234,000      463,000
Collateralized commercial mortgage notes due in 2004, interest only payable monthly
  at 6.78%...........................................................................        75,000       75,000
Unsecured subordinated notes to Australian investors, interest payable monthly at
  8.38%, due in equal installments in 2001, 2002 and 2003............................       301,087           --
                                                                                       ------------  ------------
                                                                                       $  1,176,059   $1,107,425
                                                                                       ------------  ------------
                                                                                       ------------  ------------

    Interest costs capitalized for the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997, totaled $543, $797, $661 and $1,148 respectively.

    The annual maturities of notes payable and revolving credit facility as of June 30, 1998, are as follows:

1998.............................................................  $    3,569
1999.............................................................     194,541
2000.............................................................     368,657
2001.............................................................     270,520
2002.............................................................     103,726
Thereafter.......................................................     235,046
                                                                   ----------
                                                                   $1,176,059
                                                                   ----------
                                                                   ----------

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

        (UNAUDITED AND IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

8. INTEREST RATE SWAP CONTRACTS:

    At June 30, 1998, the Company had ten current interest rate swap agreements. Interest rate swaps are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by any of the counterparties.

    The Company has also entered into deferred interest rate exchange agreements to manage future interest rates corresponding with the expiration of existing fixed rate debt. The agreements consist of swaps and involve the future receipt of a floating rate based on LIBOR and the payment of a fixed rate.

    During the three months ended June 30, 1998, the Company entered into six swap contracts and eight deferred interest rate exchange agreements as follows:

                                                           RATE
                                                   ---------------------  EFFECTIVE  EXPIRING
NOTIONAL AMOUNT                                    RECEIVABLE   PAYABLE     DATE       DATE
-------------------------------------------------  ----------  ---------  ---------  ---------
CURRENT SWAP CONTRACTS:
  $ 80,000.......................................    LIBOR         5.94%  06/30/98   06/30/01
    80,000.......................................    LIBOR         5.94%  06/30/98   06/30/02
    80,000.......................................    LIBOR         5.94%  06/30/98   06/30/03
    20,000.......................................    LIBOR         5.98%  06/30/98   06/30/01
    20,000.......................................    LIBOR         5.98%  06/30/98   06/30/02
    20,000.......................................    LIBOR         5.98%  06/30/98   06/30/03

DEFERRED INTEREST RATE EXCHANGE AGREEMENTS:
  $100,000.......................................    LIBOR         6.03%  10/11/98   02/11/08
    50,000.......................................    LIBOR         6.01%  11/11/98   03/11/08
    50,000.......................................    LIBOR         6.03%  11/11/98   03/11/08
   380,000.......................................    LIBOR         6.02%  11/12/98   11/11/05
   100,000.......................................    LIBOR         6.03%  12/11/98   04/11/08
    60,000.......................................    LIBOR         6.01%  02/11/02   02/11/08
    65,000.......................................    LIBOR         5.99%  04/01/02   04/01/07
    65,000.......................................    LIBOR         6.00%  04/01/02   04/01/08

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

        (UNAUDITED AND IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

9. CAPITAL STOCK:

    At June 30, 1998 and December 31, 1997, the total number of shares authorized, issued and outstanding were as follows:

                                                                JUNE 30, 1998              DECEMBER 31, 1997
                                                         ---------------------------  ---------------------------
                                                           NUMBER OF     NUMBER OF      NUMBER OF     NUMBER OF
                                                            SHARES         SHARES        SHARES         SHARES
                                                          AUTHORIZED    OUTSTANDING    AUTHORIZED    OUTSTANDING
                                                         -------------  ------------  -------------  ------------
Common stock, $.01 par value...........................    200,000,000    73,336,465    200,000,000    73,329,535
Excess stock, $.01 par value...........................    205,000,000            --    205,000,000            --
Non-voting senior preferred stock, $1.00 par value.....            200             2            200             9
Preferred stock, $1.00 par value of which 940,000
  shares are designated Series A cumulative redeemable
  preferred stock and 270,000 shares are designated
  Series B cumulative redeemable preferred stock.......      5,000,000     1,210,000      5,000,000     1,210,000

    Each Director who is not an officer of the Company or an employee of WHL is entitled to annual compensation equal to $20 in cash and $20 in unregistered common stock. The number of shares issued is based on the share price of the Company's common stock on the anniversary of the Director's appointment. In May 1998, the Company issued 6,930 shares of common stock to Directors.

    In May 1998, the Company entered into a stock subscription agreement with Westfield America Trust ("WAT"), a property trust listed on the Australian Stock Exchange and a 56.1% shareholder of the Company's common stock. Subject to shareholder approval, the Company has the right to sell and WAT has the obligation to purchase up to $A465,000, (approximately $US300,000), of the Company's common stock in three equal installments at a 5% discount to the then prevailing market price of the Company's common stock at June 2001, 2002 and 2003. In lieu of issuing stock at each installment date, the Company has the option to pay the 5% discount in cash or in common stock. The stock has not been, and will not be, registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

    A quarterly distribution was declared on June 19, 1998 to shareholders of record on June 30, 1998 of $28,758, including $0.355 per common share, which equates to $1.42 per share on an annualized basis.

10. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Cash paid during the period for interest
  (net of amounts capitalized)..........................................  $  40,649  $  26,683
                                                                          ---------  ---------
                                                                          ---------  ---------

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

        (UNAUDITED AND IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

10. SUPPLEMENTAL CASH FLOW INFORMATION: (CONTINUED)
NON CASH INVESTING AND FINANCING INFORMATION:

    For the six months ended June 30, 1997, construction in process totaling $25,886 was placed into service. No amounts were placed into service during the three and six months ended June 30, 1998.

11. RELATED PARTIES:

    Westfield Management Company ("WMC") an entity indirectly owned by WHL, entered into an agreement with WEA to manage the properties in WEA's portfolio. In consideration for providing these management services, WMC is reimbursed certain recoverable property operating costs including mall related payroll and is entitled to receive 5% of minimum and percentage rents received by the Company. Property management fees totaling $1,383 and $1,108, net of capitalized leasing fees of $1,053 and $510, were expensed for the three months ended June 30, 1998 and 1997, respectively. Property management fees totaling $2,770 and $1,998, net of capitalized leasing fees of $2,062 and $1,027 were expensed for the six months ended June 30, 1998 and 1997, respectively. Included in accounts payable and accrued expenses at June 30, 1998 and December 31, 1997, are management fees payable to WMC totaling $693 and $1,068, respectively.

    In addition to the management fees, WMC was reimbursed for recoverable operating costs including mall related payroll costs totaling $3,933 and $3,006 for the three months ended June 30, 1998 and 1997 respectively, and $7,937 and $6,578 for the six months ended June 30, 1998 and 1997, respectively.

    In accordance with a Master Development Framework Agreement, Westfield Corporation, Inc. ("WCI"), a wholly owned subsidiary of WHL, has the exclusive right to carry out expansion, redevelopment and related works. During the three months ended June 30, 1998 and 1997, the Company reimbursed WCI $14,746 and $14,812, respectively and for the six months ended June 30, 1998 and 1997, the Company reimbursed WCI $20,104 and $23,537 respectively, for expansion, redevelopment and related work.

    Westfield U.S. Advisory, L.P. ("Advisor"), which is controlled by WHL, provides a variety of asset management and investment services, subject to supervision of the Company. The Advisor is entitled to an annual fee equal to 25% of the annual Funds of Operations ("FFO") in excess of the Advisory FFO Amount ($114,700), but not to exceed 55 basis points of the Net Equity Value (as defined) of the Company's assets. The Advisory FFO Amount shall be increased whenever the Company issues additional Common Stock. The advisory fee expense for the three and six months ended June 30, 1998 was $1,483 and $2,966, respectively. The advisory fee was not payable for periods through December 31, 1997. Had the amounts been payable, the Advisory Fee would have been zero for the three and six months ended June 30, 1997.

    Included in interest and other income for the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997 is interest income earned on a participating loan to wholly-owned indirect subsidiaries of WHL totaling $3,635, $1,369, $7,090 and $1,369 respectively.

12. COMMITMENTS AND CONTINGENCIES:

    The Company is currently involved in several development projects and had outstanding commitments with WCI totaling approximately $28,779 at June 30, 1998.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

        (UNAUDITED AND IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

12. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    The Company has signed an agreement for the acquisition of interests in up to 12 shopping center properties (eleven in California and one in Washington State) (the "Hahn Portfolio") comprising approximately 12.1 million square feet of gross leasable area from TrizecHahn Centers, Inc. ("TrizecHahn") for a maximum purchase price of $1,391,000, including the assumption of debt. The final price and the number of centers ultimately acquired will be dependent upon the interests ultimately conveyed at closing since certain of the properties are owned by joint ventures and are subject to partnership rights, such as rights of first refusal to acquire the property. The Hahn Portfolio acquisition will close in stages from July 1998 to December 1998.

13. SUBSEQUENT EVENTS:

    In July 1998, the Company acquired a 50% interest in Valley Fair, located in San Jose, California and a 100% interest in University Towne Center, located in San Diego, California for an aggregate price of $332,000, including the assumption of debt. Valley Fair is a super-regional center with 1,138 square feet of gross leasable area. University Towne Center is an open-air super-regional shopping center with 1,033 square feet of gross leasable area. These centers represent the first acquisitions from TrizecHahn as discussed in
Note 12 above.

    In August 1998, the Company issued $200 million of convertible preferred stock. Security Capital Preferred Growth Incorporated purchased $75,000 of Series C Cumulative Convertible Redeemable Preferred Stock and WAT and WHL purchased $75,000 and $50,000, respectively, of Series D Cumulative Convertible Redeemable Preferred Stock. The Series C and Series D Shares are convertible into common stock at the price of $18.00 per share and have a dividend rate equal to the greater of 8.5% or the dividend declared on the Company's common stock. The convertible preferred stock acquired by WHL and WAT is not convertible into the Company's common stock until approval of the Company's shareholders is obtained. The convertible preferred stock and the underlying common stock have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

                         PART I--FINANCIAL INFORMATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company, the Notes thereto for the six months ended June 30, 1998 (unaudited) and the Condensed Consolidated Financial Statements of the Company for the year ended December 31, 1997 included on Form 10-K filed on March 26, 1998.

GENERAL BACKGROUND

    The Company acquired Crestwood Plaza and The Promenade at Woodland Hills in January 1998 and June 1998, respectively. Additionally, the Company acquired the 70% interest in Annapolis Mall that it did not already own and a 68% managing interest in Wheaton Plaza in June 1997, the 50% interest in Meriden Square that the Company did not already own and Northwest Plaza, in September 1997 and December 1997, respectively. For purposes of discussing the results of operations, the centers acquired in 1997 and 1998 are hereby referred to as "Acquisition Centers."

    At June 30, 1998 and for the six months then ended, the Condensed Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 19 centers, the equity in income of five unconsolidated real estate partnerships, Crestwood Plaza following its acquisition in January 1998, The Promenade at Woodland Hills following its acquisition in June 1998, 12 separate department store properties that are net leased to the May Company under financing leases, certain other real estate investments, the Offering, a $145 million participating loan made to two wholly-owned indirect subsidiaries of WHL secured by a 50% indirect interest in Garden State Plaza and the sale of investments.

    At June 30, 1997 and for the six months then ended, the Condensed Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 15 centers, the equity in income of six unconsolidated real estate partnerships, Annapolis Mall and Wheaton Plaza following their acquisition on or about June 1, 1997, 13 separate department store properties that are net leased to the May Company under financing leases, certain other real estate investments, the Offering and a $145 million participating loan made to two wholly-owned indirect subsidiaries of WHL secured by a 50% indirect interest in Garden State Plaza.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 TO THE THREE MONTHS ENDED
  JUNE 30, 1997

    TOTAL REVENUES increased $20.7 million or 43% to $68.7 million for the three months ended June 30, 1998 as compared to $48.0 million for the same period in 1997. The increase is the result of the addition of the Acquisition Centers which contributed $18.9 million or 91% of the increase in total revenues. Excluding the total revenues generated by the Acquisition Centers, total revenues increased $1.8 million due to higher minimum rents throughout the portfolio and higher minimum rents generated by the Eastland, South Shore and Trumbull redevelopments.

    TOTAL EXPENSES increased $14.1 million or 54% to $40.2 million for the three months ended June 30, 1998 as compared to $26.1 million for the same period in 1997. The increase was primarily the result of the addition of the Acquisition Centers, which contributed a combined $9.3 million or 66% of the increase in total expenses. Excluding the total expenses incurred by the Acquisition Centers, total expenses increased $4.8 million due to the advisory fee totaling $1.5 million which became payable in 1998, an increase in general and administrative expenses totaling $0.4 million as a result of directors' fees and directors and officers liability insurance premiums, an increase in depreciation totaling $1.0 million, primarily due to

Eastland, Enfield, Mid Rivers, South Shore and Trumbull redevelopments placed into service in the second half of 1997 and property tax rebates received in 1997.

    INTEREST EXPENSE, net of capitalized interest, increased $5.7 million or 43% to $18.9 million for the three months ended June 30, 1998 as compared to $13.2 million for the same period in 1997 due primarily to increased borrowings under the Company's unsecured revolving credit facility as a result of the additions of the Acquisition Centers.

    EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE PARTNERSHIPS decreased approximately $0.5 million to $0.4 million for the three months ended June 30, 1998 as compared to $0.9 million for the same period in 1997 due primarily to the consolidation of Annapolis Mall and Meriden Square partnerships which were acquired in June and September of 1997, respectively.

    INTEREST AND OTHER INCOME increased $2.2 million to $3.9 million for the three months ended June 30, 1998 as compared to $1.7 million for the same period in 1997. The increase was due to interest earned on the $145 million participating loan made to two wholly-owned indirect subsidiaries of WHL in conjunction with the Offering.

    MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED REAL ESTATE PARTNERSHIPS increased $0.5 million to $1.0 million for the three months ended June 30, 1998 as compared to $0.5 million for the same period in 1997 due to the acquisition of a 68% managing interest in Wheaton Plaza.

    NET INCOME increased $67.8 million including a gain of $65.7 million recognized from the sale of investments. Excluding this gain, net income increased $2.1 million or 20% to $12.9 million for the three months ended June 30, 1998 as compared to $10.8 million for the same period in 1997 for the reasons discussed above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS ENDED JUNE
  30, 1997.

    TOTAL REVENUES increased $43.7 million or 46% to $138.6 million for the six months ended June 30, 1998 as compared to $94.9 million for the same period in 1997. The increase is primarily the result of the addition of the Acquisition Centers, which contributed $39.8 million or 91% of the increase in total revenues. Excluding the total revenues generated by the Acquisition Centers, total revenues increased $3.9 million due to higher minimum rents throughout the portfolio and higher minimum rents generated by redevelopments at Eastland, South Shore and Trumbull.

    TOTAL EXPENSES increased $26.8 million or 50% to $80.3 million for the six months ended June 30, 1998 as compared to $53.5 million for the same period in 1997. The increase was primarily the result of the addition of the Acquisition Centers which contributed $20.0 million or 75% of the increase in total expenses. Excluding the total expenses incurred by the Acquisition Centers, total expenses increased $6.8 million due to the advisory fee totaling $3.0 million which became payable in 1998, an increase in general and administrative expenses totaling $0.6 million as a result of director's fees and directors and officers liability insurance premiums, an increase in depreciation of $1.8 million primarily due to Eastland, Enfield, Mid Rivers, South Shore and Trumbull redevelopments placed into service in the second half of 1997 and property tax rebates received in 1997.

    INTEREST EXPENSE, net of capitalized interest, increased $13.1 million or 50% to $39.2 million for the six months ended June 30, 1998 as compared to $26.1 million for the same period in 1997. The increase was due primarily to increased borrowings under the Company's unsecured revolving credit facility as a result of the addition of the Acquisition Centers.

    EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE PARTNERSHIPS decreased approximately $1.4 million to $0.9 million for the six months ended June 30, 1998 as compared to $2.3 million for the same period in 1997 due primarily to the consolidation of Annapolis Mall and Meriden Square Partnerships which were acquired in June and September of 1997, respectively.

    INTEREST AND OTHER INCOME increased $5.6 million to $7.4 million for the six months ended June 30, 1998 as compared to $1.8 million for the same period in 1997. The increase was primarily due to interest earned on the $145 million participating loan to an affiliate made in conjunction with the Offering.

    MINORITY INTEREST in earnings of consolidated real estate partnership increased $1.2 million to $2.0 million for the six months ended June 30, 1998 as compared to $0.8 million for the same period in 1997 due to the acquisition of a 68% managing interest in Wheaton Plaza.

    NET INCOME increased $72.4 million including a gain of $65.7 million on the sale of investments. Excluding this gain, net income increased $6.7 million or 36% to $25.5 million for the six months ended June 30, 1998 as compared to $18.8 million for the same period in 1997 for the reasons discussed above.

EBITDA--EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

    The Company believes that there are several important factors that contribute to the Company's ability to increase rent and improve profitability of its shopping centers, including aggregate retailer sales volume, sales per square foot, occupancy levels and retailer costs. Each of these factors has a significant effect on the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company believes that EBITDA is an effective measure of shopping center operating performance because EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA: (i) does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"); (ii) should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's operating performance; (iii) is not indicative of cash flows from operating, investing and financing activities (determined in accordance with GAAP); and
(iv) is not an alternative to cash flows (determined in accordance with GAAP) as a measure of the Company's liquidity.

    The Company's EBITDA after minority interest plus its pro rata share of EBITDA of unconsolidated real estate partnerships increased from $79.2 million to $106.7 million for the six months ended June 30, 1997 and 1998, respectively, representing an increase of 35%. The growth in EBITDA reflects the addition of total gross leasable area ("GLA"), increased rental rates, increased tenant sales and improved occupancy levels.

    The following is a summary of the unaudited EBITDA of the Company:

                                                               FOR THE               FOR THE
                                                             THREE MONTHS           SIX MONTHS
                                                            ENDED JUNE 30,        ENDED JUNE 30,
                                                         --------------------  --------------------
                                                           1998       1997       1998       1997
                                                         ---------  ---------  ---------  ---------
                                                                      ($ IN THOUSANDS)
EBITDA of wholly-owned and consolidated real estate
  partnerships.........................................  $  50,051  $  36,453  $ 100,861  $  68,249
Pro rata share of EBITDA of unconsolidated real estate
  partnerships.........................................      4,453      5,924      8,915     12,487
                                                         ---------  ---------  ---------  ---------
Total EBITDA...........................................  $  54,504  $  42,377  $ 109,776  $  80,736
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------
EBITDA after minority interest (1).....................  $  53,012  $  41,454  $ 106,715  $  79,204
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------
Increase in EBITDA after minority interest.............         28%                   35%
                                                         ---------             ---------
                                                         ---------             ---------

------------------------

(1) EBITDA after minority interest represents earnings before interest, taxes, depreciation and amortization and gain on sale of investments for all Properties excluding the minority partners' share of EBITDA in Mission Valley Partnership and Wheaton Plaza Regional Shopping Center, LLP.

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

    The following is a summary of the unaudited Funds from Operations of the Company and reconciliation of net income to Funds from Operations:

                                                               FOR THE               FOR THE
                                                             THREE MONTHS           SIX MONTHS
                                                            ENDED JUNE 30,        ENDED JUNE 30,
                                                         --------------------  --------------------
                                                           1998       1997       1998       1997
                                                         ---------  ---------  ---------  ---------
                                                                      ($ IN THOUSANDS)

Funds from Operations..................................  $  32,155  $  25,809  $  63,713  $  48,268
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------
Increase in Funds from Operations from prior period....         25%                   32%
                                                         ---------             ---------
                                                         ---------             ---------
Reconciliation:
  Net income...........................................  $  78,647  $  10,808  $  91,198  $  18,772
  Gain on sale of investments..........................    (65,710)        --    (65,710)        --
Depreciation and amortization:
  Deferred financing leases............................        530        508      1,051      1,007
  Consolidated properties..............................     17,040     12,210     33,878     23,758
  Unconsolidated real estate partnerships..............      1,938      2,490      3,876      5,160
  Minority interest portion............................       (290)      (207)      (580)      (429)
                                                         ---------  ---------  ---------  ---------
  Funds from Operations................................  $  32,155  $  25,809  $  63,713  $  48,268
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------

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

    The following table summarizes certain quarterly operating data for 1997 and the first two quarters of 1998 for Centers, excluding North County Fair:

                                                         1ST        2ND        3RD        4TH
                                                       QUARTER    QUARTER    QUARTER    QUARTER
                                                      ---------  ---------  ---------  ---------
1998 QUARTERLY DATA
  Mall store sales..................................  $ 350,456  $ 392,112     N/A        N/A
  Revenues..........................................  $  87,933  $  86,807     N/A        N/A
  Percentage leased.................................         92%        93%    N/A        N/A

1997 QUARTERLY DATA
  Mall store sales (1)..............................  $ 289,716  $ 316,178  $ 325,834  $ 506,591
  Revenues..........................................  $  69,482  $  69,087  $  80,209  $  83,081
  Percentage leased (1).............................         91%        92%        92%        93%

------------------------

(1) Excludes centers under redevelopment in the first and second quarters.

REPORTED TENANT SALES VOLUME AND SALES PER SQUARE FOOT

    Total sales for mall stores affect revenue and profitability levels of the Company because they determine the amount of minimum rent the Company can charge, the percentage rent it realizes and the recoverable expenses (common area maintenance, real estate taxes, etc.) the retailers can afford to pay. Mall store sales for Centers, excluding North County Fair, for the six months ended June 30, 1998, increased 3.8% on a per square foot basis over the same period in 1997. The Company believes these sales levels enhance the Company's ability to obtain higher rents from retailers.

    The table below sets forth mall store sales and per square foot percentage increases over the same periods in 1997 for Centers, excluding North County Fair, in the east coast, the mid west and the west coast regions of the United States.

                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                             JUNE 30, 1998           JUNE 30, 1998
                                         ----------------------  ----------------------
                                           MALL                    MALL
                                           STORE     INCREASE      STORE     INCREASE
                                           SALES    PER SQ. FT.    SALES    PER SQ. FT.
                                         ---------  -----------  ---------  -----------
                                          ($000)                  ($000)
East coast.............................  $ 177,798         4.3%  $ 329,840         2.3%
Mid west...............................     81,702         4.8%    158,832         5.4%
West coast.............................    132,612         3.3%    252,842         4.5%
                                                            --                      --
                                         ---------               ---------
Total Centers..........................  $ 392,112         4.1%  $ 741,514         3.8%
                                                            --                      --
                                                            --                      --
                                         ---------               ---------
                                         ---------               ---------

LEASING

    Mall store space was 93% leased at June 30, 1998, at Stabilized Centers excluding North County Fair and the recently acquired Promenade at Woodland Hills. The Company excludes temporary leasing from the calculation of leased mall store space since such leases are on a short-term basis (30 days to 11 months) and are subject to termination by the Company on 30 days notice. The following table sets forth leased status for Centers in the east coast, the mid west and the west coast regions of the United States.

                                                                            JUNE 30, 1998  JUNE 30, 1997
                                                                            -------------  -------------
East coast................................................................           92%            93%
Mid west..................................................................           92%            92%
West coast................................................................           95%            91%

Total Centers.............................................................           93%            92%

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

    Average base rent was $28.22 at June 30, 1998. The following table contains certain information regarding base rent per square foot of the mall stores excluding North County Fair and leases in excess of 20,000 square feet that have been executed since January 1, 1997.

                                              FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                 ENDED JUNE 30,        ENDED JUNE 30,
                                              --------------------  --------------------
                                                1998       1997       1998       1997
                                              ---------  ---------  ---------  ---------
Average base rent of mall store leases, at
  the end of the period.....................  $   28.22  $   27.50  $   28.22  $   27.50
Leases expired during the period............      26.70      28.55      25.17      27.26
Leases executed during the period...........      30.32      27.61      29.11      28.72

    As required by GAAP, contractual rent increases are recognized as rental income using the straight-line method over the respective lease term which may result in the recognition of income not evidenced by cash receipts. The amount of contractual rent increases not represented by cash receipts was $1,011 and $666 for the three months ended June 30, 1998 and 1997, respectively, and $2,012 and $1,279 for the six months ended June 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    On January 15, 1998, the Company's unsecured revolving credit facility from National Australia Bank, Australia New Zealand Banking Group, Commonwealth Bank of Australia and UBS AG (formerly known as Union Bank of Switzerland) was increased to $800 million. At June 30, 1998, the Company had unused capacity under its unsecured revolving credit facility totaling $566 million which will be used to finance future redevelopments, acquisitions and as a revolving working capital facility. The loan matures in May 2000 and is extendable annually thereafter for an additional year.

    During the quarter, the Company issued $301.1 million of unsecured subordinated notes ("Capital Notes") to Australian investors, repayable in three equal installments due in June 2001, 2002 and 2003 and bears interest at 8.38%. The Company also entered into a stock subscription agreement with WAT. Subject to shareholder approval, the Company has the right to sell and WAT has the obligation to purchase up to $A465,000, (approximately $US300 million), of the Company's common stock in three equal installments at a 5% discount to the then prevailing market price of the Company's common stock at June 2001, 2002 and 2003.

    Additionally, during the quarter, the Company exercised the WHL Options by electing to receive the profit element of the WHL Options. As a result of the exercise, WHL elected to pay the profit element of the WHL Options by issuing 20,339,066 WHL ordinary shares. These shares were then sold by the Company for $99.7 million.

    In August 1998, the Company issued $200 million of convertible preferred stock. Security Capital Preferred Growth Incorporated purchased $75 million of the convertible preferred stock and WAT and WHL purchased $75 million and $50 million, respectively. The covertible preferred stock is convertible into common stock at the price of $18.00 per share and has a dividend rate equal to the greater of 8.5% or the dividend declared on the Company's common stock. The convertible preferred stock acquired by WAT and WHL is not convertible into the Company's common stock until approval of the Company's shareholders is obtained.

    At June 30, 1998, the Company's balance of cash and cash equivalents was $8.1 million not including its proportionate share of cash held by unconsolidated real estate partnerships.

    The Company's consolidated indebtedness at June 30, 1998 was $1,176.1 million, all of which is fixed-rate debt after considering interest rate protection agreements totaling $234 million (see discussion below). The interest rate on the fixed rate debt ranges from 6.15% to 8.38%. The Company's pro rata share of debt-to-total market capitalization, based on the share price on June 30, 1998 was 45.3%. If the Capital Notes were treated as equity, the debt-to-total market capitalization ratio would have been 34.3%.

    The Company has entered into interest rate exchange agreements to manage current and future interest rates. The agreements consist of swaps and involve the future receipt, corresponding with the expiration of existing fixed rate debt, of a floating rate based on LIBOR and the payment of a fixed rate. Since June 30, 1997, the Company has lengthened the average remaining term of its pro rata share of total borrowings and hedges, including delayed start swaps from
5.0 to 7.6 years.

    The following is a summary of the Company's fixed rate debt, average interest rate and average remaining term to maturity for the Company's pro rata share of notes payable and revolving credit facility:

                                                                              JUNE 30,
                                                                      ------------------------
                                                                          1998         1997
                                                                      ------------  ----------
                                                                          ($ IN THOUSANDS)
Principal amount of fixed rate debt.................................  $  1,000,492  $  666,681
Principal amount of other current fixed rate payable instruments....       234,000     125,000
                                                                      ------------  ----------
                                                                      $  1,234,492  $  791,681
                                                                      ------------  ----------
                                                                      ------------  ----------
Fixed rate debt as a percentage of total notes payable and revolving
  credit facility...................................................           100%         81%
                                                                      ------------  ----------
                                                                      ------------  ----------
Average rate (inclusive of margins) of total borrowings and
  hedges............................................................          7.39%       7.08%
                                                                      ------------  ----------
                                                                      ------------  ----------
Average remaining term (in years) of total borrowings and hedges,
  including delayed start swaps.....................................           7.6         5.0
                                                                      ------------  ----------
                                                                      ------------  ----------

    As previously discussed, the Company has entered into an agreement to acquire interests in up to 12 shopping center properties from TrizecHahn Centers, Inc. for a maximum purchase price of $1.391 billion including the assumption of debt. In this regard, the Company has existing debt facilities, has issued additional debt and equity as noted above and has arranged additional loan facilities to fund the Hahn Portfolio acquisition.

    The historical sources of capital used to fund the Company's operating expenses, interest expense, recurring capital expenditures and non-recurring capital expenditures (such as major building renovations and expansions) have been: (i) Funds from Operations, (ii) property financing and (iii) capital contributions. The Company anticipates that all expansion projects and potential acquisitions will be funded by external financing sources.

    Capital expenditures and capital leasing costs, excluding property acquisitions, were $25.1 million and $30.1 million for the six months ended June 30, 1998 and 1997, respectively. The following table shows the components of capital expenditures:

                                                                           FOR THE SIX MONTHS
                                                                             ENDED JUNE 30,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
                                                                            ($ IN THOUSANDS)
Renovations and expansions..............................................  $  18,686  $  25,957
Tenant allowances.......................................................      3,994      2,898
Capital leasing costs...................................................      2,062      1,027
Other capital expenditures..............................................        317        239
                                                                          ---------  ---------
  Total.................................................................  $  25,059  $  30,121
                                                                          ---------  ---------
                                                                          ---------  ---------

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

    Redevelopments approved by the Board of Directors are as follows:

    - The Company commenced redevelopment of Mission Valley Center-West, in San Diego, California, at the beginning of 1998. The property will be redeveloped into an approximate 210,000 square foot power center with value-oriented retailers that will complement Mission Valley Center. Completion is planned for a Spring 1999 opening.

    - Annapolis Mall in Annapolis, Maryland, is a four anchor super-regional shopping center with 155 Mall Stores. The addition of a fifth anchor, Lord & Taylor, is planned to open in Fall, 1998, which will further solidify Annapolis Mall's strong market position.

    - Enfield Square in Enfield, Connecticut is a three anchor regional shopping center with 87 Mall Stores. A new 58,000 sq. ft multi-screen Hoyts Cinema is being added, with a planned opening in early spring 1999.

    - South Shore Mall in Bayshore, New York, is a three anchor super-regional center with 125 Mall Stores. South Shore Mall is adding a new Lord & Taylor store with a planned Fall, 1998 opening.

    - Meriden Square in Meriden, Connecticut is a three anchor regional mall with 114 Mall Stores. The addition of a fourth anchor, Lord & Taylor and 70,000 square feet of new mall stores is planned to open in the Fall of 1999 which will differentiate Meriden Square from its competition and solidify its market position.

    - Crestwood Plaza in St. Louis, Missouri, is a three anchor super-regional shopping center with 144 Mall Stores. Crestwood Plaza will add 27,000 square feet of new Mall Stores. Construction will begin in January 1999 with a fall 1999 anticipated completion.

    In addition to the approved redevelopments, the Company has announced the following redevelopment which the Company believes will result in future income growth and capital appreciation:

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

    Capital expenditures were financed by external funding and recovery of costs from retailers where applicable. The Company is currently involved in several development projects and had outstanding commitments with contractors totaling approximately $28.8 million as of June 30, 1998, which will be funded through restricted cash and the unsecured revolving credit facility.

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

DISTRIBUTIONS

    A distribution was declared on June 19, 1998 to shareholders of record on June 30, 1998, of $28.8 million which represents $0.355 per common share for the quarter ended June 30, 1998, and equates to $1.42 per common share on an annualized basis. The Company intends to continue to pay regular quarterly distributions to the holders of its common stock.

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

    WMC is currently in the process of converting to a new computer system which is anticipated to be completed by August 1998. In conjunction with the conversion, the software and hardware will be replaced or modified so that the computer system will function properly with respect to dates in the Year 2000 and thereafter. The Company believes that with WMC's conversion of its computer system, the Year 2000 Issue will not pose significant operational problems for the Company. The costs of the computer conversion will be incurred by WMC.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

    This report includes statements (other than the financial statements and other statements of historical fact) that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible future results of operations, earnings, expenses, cash flows, funds from operations and other capital resources of the Company (including with respect to increased revenues and rental rates, cost savings and operating efficiencies) and market trends set forth under (a) "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations, "Portfolio Data," "Liquidity and Capital Resources," "Distributions," and "Impact of Year 2000," (b) "Legal Proceedings" and (c) statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions.

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

    The important factors described in the Company's Annual Report on form 10-K for the year ended December 31, 1997, under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statements Concerning Forward-Looking Statements," and those important factors described elsewhere in this report (including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings"), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

    While the Company periodically reassesses material trends and uncertainties affecting the operations and financial condition in connection with its preparation of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in its quarterly and annual reports, the Company does not intend to review or revise any particular forward-looking statement referenced in this report in light of future events, even if new information, future events or other circumstances have made them incorrect or misleading.

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

    None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of Shareholders was held on April 30, 1998 in Los Angeles, California. The results of the shareholder vote was included in Part II, Item 4 of the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 14, 1998 and is incorporated herein by reference.

ITEM 5: OTHER INFORMATION

    The Securities and Exchange Commission (the "Commission") recently amended certain rules under the Securities Exchange Act of 1934 regarding the use of a company's discretionary proxy voting authority with respect to shareholder proposals submitted to the Company for consideration at the Company's next annual meeting.

    Shareholder proposals submitted to the Company outside the processes of Rule 14a-8 (i.e., the procedures for placing a shareholder's proposal in the Company's proxy materials) with respect to the Company's 1999 annual meeting of shareholders will be considered untimely if received by the Company before December 28, 1998 or after January 26, 1999. Accordingly, the proxy with respect to the Company's 1999 annual meeting of shareholders will confer discretionary authority to vote on any shareholder proposals received by the Company after January 26, 1999.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1        Certificate of Designation for the Series C Preferred Shares.

3.2        Certificate of Designation for the Series D Preferred Shares.

10.1       Asset Purchase Agreement, dated as of April 6, 1998, between TrizecHahn
             Centers, Inc. and The Rouse Company and Westfield America, Inc.

10.2       WAI Subscription Agreement, dated as of June 25, 1998, between Westfield
             America, Inc., Westfield American Investments Pty Limited and Westfield
             Holdings Limited.

10.3       WAT Subscription Agreement, dated as of June 25, 1998, between Westfield
             America, Inc., Perpetual Trustee Company Limited and Westfield America
             Management Limited.

10.4       Consolidated WEA Capital Note Trust Deed Incorporating the Deed of Variation
             No.1, dated June 11, 1998, between Westfield America Inc. and Perpetual
             Trustee Company (Canberra) Limited.

27.1       Financial Data Schedule

(b) Reports on Form 8-K:

    The Company filed the following reports on Form 8-K during the three months ended June 30, 1998:

DATE OF FILING                                              ITEMS REPORTED      FINANCIAL STATEMENT
---------------------------------------------------------  -----------------  -----------------------
May 4, 1998..............................................           5, 7                    No
May 5, 1998..............................................           5, 7                    No
June 25, 1998............................................           5, 7                    No

    Form 8-K was filed on May 4, 1998. Under Item 5--Other Events, the Company announced that it signed an underwriting agreement to issue $300 million of unsecured subordinated notes to Australian investors, repayable in three equal installments due in June 2001, 2002 and 2003.

    Form 8-K was filed on May 5, 1998. Under Item 5--Other Events, the Company reported that it had entered into an agreement for the acquisition of interests in up to 13 shopping center properties from TrizecHahn Centers, Inc. for a maximum purchase price of 1.44 billion.

    Form 8-K was filed on June 25, 1998. Under Item 5--Other Events, the Company announced that it proposes to sell $200 million of convertible preferred stock.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WESTFIELD AMERICA, INC.

Date: August 14, 1998           By:              /s/ PETER S. LOWY
                                     -----------------------------------------
                                                   Peter S. Lowy
                                                    CO-PRESIDENT

                                                /s/ RICHARD E. GREEN
                                     -----------------------------------------
                                                  Richard E. Green
                                                    CO-PRESIDENT

                                                /s/ MARK A. STEFANEK
                                     -----------------------------------------
                                                  Mark A. Stefanek
                                       CHIEF FINANCIAL OFFICER AND TREASURER