Form 10-Q
period 1998-09-30
WESTFIELD AMERICA INC
filed 1998-11-16
CIK 913283

                       [LOGO OF WESTFIELD AMERICA, INC.]

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998

                                      or

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from               to


                        Commission file number 1-12923


                            WESTFIELD AMERICA, INC.
            (Exact name of registrant as specified in its charter)



              MISSOURI                                          43-0758627
   (State or other jurisdiction of                             (IRS Employer
    incorporation or organization)                           Identification No.)

       11601 WILSHIRE BOULEVARD
             12TH FLOOR
      LOS ANGELES, CALIFORNIA                                      90025
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

          Yes [X]   No  [_]


  As of November 13, 1998, 73,337,691 shares of Common Stock, par value $.01 per share, were outstanding.

================================================================================

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                                   FORM 10-Q


                                     INDEX

                                                                                                     PAGE
                                                                                                     ----
PART I -  FINANCIAL INFORMATION

Item 1:     Condensed Financial Statements

            Consolidated Balance Sheets as of September 30, 1998 (unaudited) and December
              31, 1997.....................................................................            3

            Consolidated Statements of Income (unaudited) for the three months ended
              September 30, 1998 and 1997 and for the nine months ended September 30, 1998
              and 1997.....................................................................            4

            Consolidated Statements of Cash Flows (unaudited) for the nine months ended
              September 30, 1998 and 1997...................................................           5

            Notes to Condensed Consolidated Financial Statements (unaudited)...............            6

 Item 2:    Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................................           15

PART II - OTHER INFORMATION

   Item 1:  Legal Proceedings..............................................................           29

   Item 2:  Changes in Securities and Use of Proceeds......................................           29

   Item 3:  Defaults Upon Senior Securities................................................           29

   Item 4:  Submission of Matters to a Vote of Security Holders............................           29

   Item 5:  Other Information..............................................................           29

   Item 6:  Exhibits and Reports on Form 8-K...............................................           30

            (a) Exhibits...................................................................           30

            (b) Reports on Form 8-K........................................................           30

   Signatures..............................................................................           31

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (IN THOUSANDS)




                                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                                        1998             1997
                                                                                     ------------     ------------
                                                                                      (UNAUDITED)
                                       ASSETS
ASSETS:
   Land......................................................................        $  478,935       $  302,260
   Buildings, improvements and equipment.....................................         1,967,874        1,491,067
   Less accumulated depreciation.............................................          (292,392)        (236,220)
                                                                                     ----------       ----------
        Net property and equipment...........................................         2,154,417        1,557,107
   Construction in progress..................................................            43,510           11,651
   Investments in unconsolidated real estate partnerships....................           270,560           49,391
   Participating loan to an affiliate........................................           145,000          145,000
   Note receivable secured by deed of trust..................................            48,962              ---
   Direct financing leases receivable........................................            83,762           85,352
                                                                                     ----------       ----------
        Net investment in real estate........................................         2,746,211        1,848,501
   Cash and cash equivalents.................................................            14,504           11,003
   Restricted cash...........................................................             8,189           28,305
   Accounts and notes receivable, net of allowance of $9,656 and $8,912 in
    1998 and 1997, respectively..............................................            34,996           27,499
   Deferred expenses and other assets, net...................................            49,805           54,322
                                                                                     ----------       ----------
        Total assets.........................................................        $2,853,705       $1,969,630
                                                                                     ==========       ==========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Notes payable and revolving credit facility...............................        $1,729,298       $1,107,425
   Accounts payable and accrued expenses.....................................            66,953           38,352
   Distribution payable......................................................            31,087           28,350
   Minority interest.........................................................            50,251           25,123
                                                                                     ----------       ----------
        Total liabilities....................................................         1,877,589        1,199,250
                                                                                      ---------        ---------
SHAREHOLDERS' EQUITY (Note 9):
   Common stock..............................................................               731              731
   Preferred stock...........................................................           321,000          121,000
   Additional paid-in capital................................................           648,790          648,649
   Retained earnings.........................................................             5,595              ---
                                                                                     ----------       ----------
        Total shareholders' equity...........................................           976,116          770,380
                                                                                     ----------       ----------
        Total liabilities and shareholders' equity...........................        $2,853,705       $1,969,630
                                                                                     ==========       ==========


   The accompanying notes are an integral part of the consolidated financial statements.

                   WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

             (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS)





                                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                                  ---------------------------   ---------------------------
                                                                      1998           1997           1998           1997
                                                                  ------------   ------------   ------------   ------------
REVENUES:
 Minimum rents...............................................        $ 53,143       $ 39,159       $149,662       $103,227
 Tenant recoveries...........................................          23,927         18,592         61,706         46,941
 Percentage rents............................................           1,591             55          5,889          2,562
                                                                     --------       --------       --------       --------
   Total revenues............................................          78,661         57,806        217,257        152,730
                                                                     --------       --------       --------       --------
EXPENSES:
 Operating...................................................          23,302         17,570         63,066         45,006
 Management fees.............................................           1,507          1,118          4,276          3,116
 Advisory fee................................................           1,333            ---          4,300            ---
 General and administrative..................................             281             41          1,181            335
 Depreciation and amortization...............................          18,374         14,972         52,252         38,730
                                                                     --------       --------       --------       --------
   Total expenses............................................          44,797         33,701        125,075         87,187
                                                                     --------       --------       --------       --------
OPERATING INCOME.............................................          33,864         24,105         92,182         65,543

INTEREST EXPENSE, net........................................         (25,809)       (14,906)       (65,011)       (40,988)

OTHER INCOME:
 Equity in income of unconsolidated real estate partnerships.           2,184          1,235          3,092          3,549
 (Loss) gain on sale of investments..........................         (11,816)           ---         53,895            ---
 Interest and other income...................................           5,500          3,648         12,941          5,502
                                                                     --------       --------       --------       --------
INCOME BEFORE MINORITY INTEREST..............................           3,923         14,082         97,099         33,606
Minority interest in earnings of consolidated real estate
 partnerships................................................            (926)          (938)        (2,904)        (1,690)
                                                                     --------       --------       --------       --------
NET INCOME...................................................        $  2,997       $ 13,144       $ 94,195       $ 31,916
                                                                     ========       ========       ========       ========

Net income allocable to preferred shares.....................        $  5,052       $  2,685       $ 10,499       $  8,745
Net (loss) income allocable to common shares.................          (2,055)        10,459         83,696         23,171
                                                                     --------       --------       --------       --------
                                                                     $  2,997       $ 13,144       $ 94,195       $ 31,916
                                                                     ========       ========       ========       ========
(LOSS) EARNINGS PER COMMON SHARE:
 Basic.......................................................        $  (0.03)      $   0.14       $   1.14       $   0.37
                                                                     ========       ========       ========       ========
 Diluted.....................................................        $  (0.03)      $   0.14       $   1.13       $   0.37
                                                                     ========       ========       ========       ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
 Basic.......................................................          73,337         73,330         73,333         62,868
                                                                     ========       ========       ========       ========
 Diluted.....................................................          74,689         73,330         83,548         62,868
                                                                     ========       ========       ========       ========

  The accompanying notes are an integral part of the consolidated financial statements.

                   WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (UNAUDITED AND IN THOUSANDS)

                                                                                                 NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                              -------------------------
                                                                                                 1998          1997
                                                                                              -----------   -----------
OPERATING ACTIVITIES:
   Net income...........................................................................         $94,195        $31,916
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization........................................................          52,252         38,730
   Amortization of deferred loan costs..................................................             965            227
   Equity in income of unconsolidated real estate partnerships..........................          (3,092)        (3,549)
   Minority interest in earnings of consolidated real estate partnerships...............           2,904          1,690
   Gain on sale of investments..........................................................         (53,895)           ---
   Issuance of common stock to independent directors....................................             140            ---
Changes in assets and liabilities:
   Accounts and notes receivable, net...................................................          (5,426)        (8,178)
   Deferred expenses and other assets...................................................          (8,361)        (6,981)
   Accounts payable and accrued expenses................................................           8,413          7,248
                                                                                              ----------      ---------
Net cash flows provided by operating activities.........................................          88,095         61,103
                                                                                              ----------      ---------

INVESTING ACTIVITIES:
   Capital expenditures and acquisitions................................................        (777,869)      (257,717)
   Participating loan to an affiliate...................................................             ---       (145,000)
   Purchase investment..................................................................             ---        (15,184)
   Proceeds from sale of investments....................................................          99,670            ---
   Cash distributions received from unconsolidated real estate partnerships.............           5,397          8,828
   Notes receivable repayments..........................................................             396            581
   Direct financing leases receivable repayments........................................           1,590          1,982
   Cash and cash equivalents of consolidated real estate partnerships...................             ---          1,083
   Decrease in restricted cash..........................................................          20,116            ---
                                                                                              ----------      ---------
   Net cash flows used in investing activities..........................................        (650,700)      (405,427)
                                                                                              ----------      ---------

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock...............................................             ---        436,500
   Proceeds from issuance of preferred stock............................................         200,000         27,000
   Redemption of common stock...........................................................             ---       (130,500)
   Redemption of preferred stock........................................................             (67)           (53)
   Stock issuance costs.................................................................          (1,006)       (31,550)
   Cash distributions paid to preferred shareholders....................................          (8,130)        (8,253)
   Cash distributions paid to common shareholders.......................................         (77,732)       (75,056)
   Cash distributions paid to minority interests, net...................................          (3,669)        (1,003)
   Proceeds from notes payable and revolving credit facility............................       1,073,087        433,243
   Principal payments on notes payable and revolving credit facility....................        (616,377)      (299,811)
                                                                                              ----------      ---------
   Net cash flows provided by financing activities......................................         566,106        350,517
                                                                                              ----------      ---------
   Net increase in cash and cash equivalents............................................           3,501          6,193
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................................          11,003          6,729
                                                                                              ----------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD................................................      $   14,504      $  12,922
                                                                                              ==========      =========
SUPPLEMENTAL CASH FLOW INFORMATION PROVIDED IN NOTE 10.

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (UNAUDITED AND IN THOUSANDS EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)



   1. INTERIM FINANCIAL STATEMENTS:

     The accompanying Condensed Consolidated Financial Statements of Westfield America, Inc. and Subsidiaries ("WEA" or the "Company") are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods have been included. The results for the interim period ended September 30, 1998, are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the December 31, 1997 audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K filed on March 26, 1998.

     Certain amounts in the 1997 Condensed Consolidated Financial Statements have been reclassified to conform to the 1998 presentation.


   2. ORGANIZATION:

     WEA is primarily in the business of owning, operating, leasing, developing, redeveloping and acquiring super regional and regional retail shopping centers in major metropolitan areas in the United States. The Company owns interests in 33 shopping centers, 12 separate department store properties, which are net leased under financing leases to the May Department Stores Company, and certain other real estate investments located in eight states in the east coast, mid west and west coast regions of the United States.

     In May 1997, the Company completed an initial public offering whereby the Company issued 20,400,000 shares of common stock par value $0.01 per share and 270,000 shares of its Series B cumulative redeemable preferred stock, par value $1.00 per share which resulted in proceeds totaling $300,384, net of underwriting discounts and expenses of the offering.


   3. BASIS OF PRESENTATION:

     The Company conducts its business through its wholly-owned subsidiaries and affiliates. These Condensed Consolidated Financial Statements include the accounts of the Company and all subsidiaries and partnerships over which the Company is able to exercise significant control. The Company does not consider itself able to exercise significant control when the other partners have important approval rights over major actions. Investments by the Company as a general and/or limited partner in non-controlled partnerships are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

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

     In July 1998, the Company acquired a 50% interest in Valley Fair Mall, located in San Jose, California and a 100% interest in University Towne Center, located in San Diego, California for an aggregate price of $332,000, including assumption of the consolidated debt and the Company's pro rata share of joint venture debt totaling $121,531 from TrizecHahn, Inc. ("TrizecHahn") pursuant to the asset purchase agreement discussed in Note 12.

     Also in July 1998, the Company paid $94,000, including the assumption of the Company's pro rata share of joint venture debt totaling $18,948, to acquire the 50% interest in Los Cerritos Center, located in Cerritos, California, not owned by TrizecHahn. In addition, the Company purchased the mortgage secured by Fox Hills Mall for $49,156 which was subsequently eliminated upon the acquisition of Fox Hills Mall in October 1998. See further discussion in Note 13.

     In August 1998, the Company acquired a 60% interest in Independence Mall, located in Wilmington, North Carolina for $37,400, including the assumption of the Company's pro rata share of joint venture debt totaling $19,800. The acquisition price was satisfied by $3,480 in cash and the issuance of 786,286 units in Westfield Independence Mall Limited Partnership, which may be exchanged, on a one-for-one basis, for shares of the Company's common stock.

     In September 1998, the Company acquired a 39.7% interest in Santa Anita Fashion Park, located in Arcadia, California and 100% interests in Solano Mall, located in Fairfield, California and Parkway Plaza, located in El Cajon, California for an aggregate purchase price of $308,000, including the assumption of consolidated debt and the Company's pro rata share of joint venture debt totaling $61,949.


   5. DISPOSITIONS:

     In conjunction with its initial public offering, the Company acquired 49 million non-transferable options to acquire ordinary shares of Westfield Holdings Limited ("WHL"), an affiliate of the Company, (the "WHL Options"). The Company's December 31, 1997 balance sheet has been restated to reflect the fair value of the WHL Options, which at the time of the initial public offering, exceeded the Company's cost basis. In April 1998, the Company exercised the WHL Options by electing to receive the profit element of the WHL Options. As a result of the exercise, WHL elected to pay the profit element of the WHL Options by issuing 20,339,066 WHL ordinary shares. These shares were then sold by the Company for $99,670.

     In August 1998, the Company incurred a loss totaling $11,806, resulting from the reversal of certain interest rate swap agreements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)



   6. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE PARTNERSHIPS:

     As of September 30, 1998, the Company's interest in each unconsolidated partnership is as follows:


                                                                                    OWNERSHIP
                          PROPERTY                          LOCATION                INTEREST
          -----------------------------------------      ---------------           ----------
          Plaza Camino Real........................       Carlsbad, CA               40.0%
          Topanga Plaza............................       Canoga Park, CA            42.0%
          Vancouver Mall...........................       Vancouver, WA              50.0%
          West Valley..............................       Canoga Park, CA            42.5%
          North County Fair........................       Escondido, CA              45.0%
          Los Cerritos Center......................       Cerritos, CA               50.0%
          Valley Fair Mall.........................       Fairfield, CA              50.0%
          Santa Anita Fashion Park.................       Arcadia, CA                39.7%

   A summary of the condensed balance sheets and unaudited statements of income for all unconsolidated real estate partnerships on a combined basis is as follows:


                                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                                      1998              1997
                                                                                ---------------   ---------------
                                                                                   (UNAUDITED)
CONDENSED COMBINED BALANCE SHEETS:
Investment in real estate:
   Land, building and improvements, at cost......................................  $ 836,705         $ 290,092
   Less accumulated depreciation and amortization................................   (149,268)         (105,495)
   Construction in progress......................................................      1,628             1,322
                                                                                   ---------         ---------
Net investment in real estate....................................................    689,065           185,919
Other notes payable..............................................................   (350,797)         (175,289)
Other assets and liabilities, net, and interest of other partners................    (67,708)           38,761
                                                                                   ---------         ---------
Investments in unconsolidated real estate partnerships................ ..........  $ 270,560         $  49,391
                                                                                   =========         =========

                                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                                   -------------------      --------------------
                                                                     1998       1997          1998        1997
                                                                   --------   --------      --------   ---------
CONDENSED COMBINED STATEMENTS OF INCOME:
Total revenues...............................................      $24,308      $18,608      $53,012      $60,135
Costs and expenses:
   Operating, general and administrative.....................        7,234        5,382       15,780       17,445
   Interest expense, net.....................................        6,339        5,287       15,935       16,578
   Depreciation and amortization.............................        5,334        3,432       11,815       14,989
                                                                   -------      -------      -------      -------
Net income...................................................        5,401        4,507        9,482       11,123
Other partners' share of income..............................       (3,217)      (3,272)      (6,390)      (7,574)
                                                                   -------      -------      -------      -------
Equity in income of unconsolidated real estate partnerships..      $ 2,184      $ 1,235      $ 3,092      $ 3,549
                                                                   =======      =======      =======      =======

   Significant accounting policies used by unconsolidated real estate partnerships are similar to those used by the Company.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)



   7. NOTES PAYABLE AND REVOLVING CREDIT FACILITY:


     The Company's notes payable and revolving credit facility are as follows:


                                                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                                                   1998           1997
                                                                                               ------------    -----------
Collateralized non-recourse notes to an insurance company, interest only payable monthly at
 6.15%, due in 1999...........................................................................  $ 172,000       $ 172,000

Collateralized recourse note to an insurance company, interest only payable monthly at 8.09%,
 due in 1999..................................................................................     15,000          15,000

Collateralized non-recourse notes to an insurance company, interest only payable monthly at
 6.51%, due in 2001...........................................................................    167,000         167,000

Senior collateralized non-recourse notes, bearing interest at 6.39% principal and interest
 payable quarterly, due in 2004...............................................................     17,450          19,392

Senior collateralized non-recourse notes bearing interest at 7.33%, interest only until 2004,
 principal and interest payable thereafter, due in 2014.......................................     55,167          55,167

Collateralized non-recourse note payable to an insurance company, interest at an effective
 rate of 7.15%, $1,182 principal and interest payable monthly, due in 2000....................    137,585         140,866

Unsecured revolving credit facility with a group of banks with a maximum commitment of
 $800,000, interest only at LIBOR + 1.25% (6.88% at September 30, 1998) payable monthly, due
 in 2000 with options to extend...............................................................    636,000         463,000

Collateralized commercial mortgage notes due in 2004, interest only payable monthly at 6.78%..     75,000          75,000

Unsecured subordinated notes to Australian investors, interest payable monthly at 8.38%, due
 in equal installments in 2001, 2002 and 2003.................................................    301,088              --

Collaterilized non-recourse note payable to an insurance company, interest at an effective
 rate of 7.20%, principal and interest payable monthly, due in 2006...........................     81,418              --

Collaterilized non-recourse note payable to an insurance company,  interest at an effective
 rate of  7.00%, interest only payable monthly, due in 2006...................................     22,125              --

Collaterilized non-recourse note payable to an insurance company,  interest  at an effective
 rate of 7.00%, interest only payable monthly, due in 2018....................................     16,506              --

Collaterilized non-recourse note payable to a bank, interest at LIBOR +1% (6.37 at September
 30, 1998), principal and interest payable monthly, due in 2003...............................     32,959              --
                                                                                               ----------      ----------
                                                                                               $1,729,298      $1,107,425
                                                                                               ==========      ==========

        Interest costs capitalized for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997, totaled $606, $177, $1,267 and $1,325 respectively.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)



   7. NOTES PAYABLE AND REVOLVING CREDIT FACILITY (CONTINUED):


        The annual maturities of notes payable and revolving credit facility as of September 30, 1998, are as follows:


              1998......................................    $    2,340
              1999......................................       196,612
              2000......................................       772,879
              2001......................................       272,909
              2002......................................       106,291
              Thereafter................................       378,267
                                                            ----------
                                                            $1,729,298
                                                            ==========


   8. INTEREST RATE SWAP AND EXCHANGE AGREEMENTS:

     At September 30, 1998, the Company had nine current interest rate swap agreements. Interest rate swaps are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap agreement, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by any of the counterparties.

     The Company has also entered into deferred interest rate exchange agreements to manage future interest rates corresponding with the expiration of existing fixed rate debt. The agreements consist of swaps and involve the future receipt of a floating rate based on LIBOR and the payment of a fixed rate.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)


   9. CAPITAL STOCK:

     At September 30, 1998 and December 31, 1997, the total number of shares authorized, issued and outstanding were as follows:



                                                                     SEPTEMBER 30, 1998               DECEMBER 31, 1997
                                                              -----------------------------   -----------------------------
                                                               NUMBER OF        NUMBER OF        NUMBER OF        NUMBER OF
                                                                SHARES           SHARES           SHARES           SHARES
                                                              AUTHORIZED      OUTSTANDING       AUTHORIZED      OUTSTANDING
                                                              ----------      -----------       ----------      -----------
Common Stock, $.01 par value...............................   200,000,000      73,337,691      200,000,000        73,329,535
Excess stock, $.01 par value...............................   205,000,000              --      205,000,000                --
Non-voting senior preferred stock, $1.00 par value.........           200               2              200                 9
Preferred stock, $1.00 par value of which 940,000 shares
 are designated Series A cumulative redeemable preferred
 stock, 270,000 shares are designated Series B cumulative
 redeemable preferred stock 416,667 shares are designated
 Series C cumulative convertible redeemable preferred
 stock and 694,445 shares are designated Series D
 cumulative convertible redeemable preferred stock.........     5,000,000       2,321,112        5,000,000         1,210,000


     Each director who is not an officer of the Company or an employee of WHL is entitled to annual compensation equal to $20 in cash and $20 in unregistered common stock. The number of shares issued is based on the share price of the Company's common stock on the anniversary of such director's appointment. In May and September 1998, the Company issued 6,930 and 1,226 shares, respectively, of common stock to directors.

     In May 1998, the Company entered into a stock subscription agreement with Westfield America Trust ("WAT"), a property trust listed on the Australian Stock Exchange and a 56.1% shareholder of the Company's common stock. Subject to shareholder approval, the Company has the right to sell, and WAT has the obligation to purchase, up to $A465,000, (approximately $US300,000), of the Company's common stock in three equal installments at a 5% discount to the then prevailing market price of the Company's common stock at June 2001, 2002 and 2003. In lieu of issuing stock at each installment date, the Company has the option to pay the 5% discount in cash or in common stock. The common stock has not been, and will not be, registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)



   9. CAPITAL STOCK (CONTINUED):

     In August 1998, the Company issued $200,000 of its convertible Preferred Stock in a private placement Each share of Series C and Series D Preferred Stock is convertible into common stock at the price of $18.00 per share and has a dividend rate equal to the greater of 8.5% or the dividend declared on the Company's common stock. The Series C and Series D Preferred Stock acquired by WHL and WAT is not convertible into the Company's common stock until approval of the Company's shareholders is obtained. The Convertible Preferred Stock and the underlying common stock have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

     A quarterly distribution was declared on September 19, 1998 to shareholders of record on September 30, 1998 of $31,087, including $0.355 per share of common stock, which equates to $1.42 per share on an annualized basis.


   10. SUPPLEMENTAL CASH FLOW INFORMATION:

     For the nine months ended September 30, 1998 and 1997, the Company paid interest totaling $58,722 and $40,729, respectively, net of capitalized interest.

   Non cash investing and financing information:

     For the nine months ended September 30, 1998 and 1997, construction in process totaling $3,690 and $83,762, respectively, were placed into service.

     During the three months ended September 30, 1998, the Company recorded increases to its notes payable and revolving credit facility totaling $153,162 as a result of the mortgage debt assumed in conjunction with the acquisitions of University Towne Center, Independence Mall and Solano Mall. In addition, as part of the consolidation of Independence Mall, the Company recorded an increase in minority interest totaling $25,947.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)



   11. RELATED PARTIES:

     On July 1, 1996, Westfield Management Company ("WMC"), an entity indirectly owned by WHL, entered into an agreement with WEA to manage the properties in WEA's portfolio. In consideration for providing these management services, WMC is reimbursed certain recoverable property operating costs, including mall related payroll, and is entitled to receive 5% of minimum and percentage rents received by the Company. Property management fees totaling $1,507 and $1,118, net of capitalized leasing fees of $1,164 and $662, were expensed for the three months ended September 30, 1998 and 1997, respectively. Property management fees totaling $4,276 and $3,116, net of capitalized leasing fees of $3,227 and $1,689, were expensed for the nine months ended September 30, 1998 and 1997, respectively. Included in accounts payable and accrued expenses at September 30, 1998 and December 31, 1997, are management fees payable to WMC totaling $1,237 and $1,068, respectively.

     In addition to the management fees, WMC was reimbursed for recoverable operating costs including mall related payroll costs totaling $3,712 and $3,600 for the three months ended September 30, 1998 and 1997, respectively, and $11,649 and $10,178 for the nine months ended September 30, 1998 and 1997, respectively.

     In accordance with a Master Development Framework Agreement dated as of July 1, 1996, Westfield Corporation, Inc. ("WCI"), a wholly owned subsidiary of WHL, performs expansion, redevelopment and related works for the Company. During the three months ended September 30, 1998 and 1997, the Company reimbursed WCI $15,840 and $14,552, respectively, and for the nine months ended September 30, 1998 and 1997, the Company reimbursed WCI $35,944 and $38,089, respectively, for such expansion, redevelopment and related work performed.

     Westfield U.S. Advisory, L.P. ("Advisor"), an entity indirectly owned by WHL, provides a variety of asset management and investment services for the Company, subject to supervision of the Company. The Advisor is entitled to an annual fee ("Advisory Fee") equal to 25% of the annual Funds of Operations ("FFO") in excess of the weighted average advisory FFO amount ($122,337), but not to exceed 55 basis points of the Net Equity Value (as defined) of the Company's assets ("Advisory FFO"). The Advisory FFO Amount shall be increased whenever the Company issues additional common stock. The Advisory Fee expense for the three and nine months ended September 30, 1998 was $1,333 and $4,300, respectively. The Advisory Fee was not payable for periods through December 31, 1997.

     Included in interest and other income for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997 is interest income earned on a participating mortgage loan to wholly-owned indirect subsidiaries of WHL totaling $3,566, $3,300, $10,656 and $4,669, respectively.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)



   12. COMMITMENTS AND CONTINGENCIES:

     The Company is currently involved in several development projects and had outstanding commitments due to WCI totaling approximately $62,433 at September 30, 1998.

     The Company has signed an agreement for the acquisition of interests in up to 12 shopping center properties (eleven in California and one in Washington) (the "Hahn Portfolio"), comprising approximately 12.1 million square feet of gross leasable area from TrizecHahn for a maximum purchase price of $1,391,000, including the assumption of debt. The final price and the number of centers ultimately acquired will depend upon the interests ultimately conveyed at closing since certain of the properties are owned by joint ventures and are subject to partnership rights, such as rights of first
   refusal to acquire the property.   As of November 1, 1998, the Company had
   acquired 11 of the 12 centers in the Hahn Portfolio. The final acquisition is expected to close before December 31, 1998.


   13. SUBSEQUENT EVENTS:

     In October 1998, the Company closed on an additional six properties from the Hahn Portfolio. The Company acquired a 49% interest in Capital Mall, located in Olympia, Washington, and a 100% interest in Fox Hills Mall, located in Culver City, California and Oakridge Mall, located in San Jose, California for an aggregate price of $184,000, including the assumption of debt.

     Also in October, the Company acquired 100% interests in Downtown Plaza, located in Sacramento, California, Horton Plaza, located in San Diego, California and the 55% interest in North County Fair, located in Escondido, California that the Company did not already own for an aggregate price of $450,000 including the assumption of debt.

     In October 1998, the Company also acquired an additional 10% interest in Independence Mall Limited Partnership for $2,871, plus the assumption of debt.

                          PART I FINANCIAL INFORMATION


     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



   OVERVIEW

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company, the Notes thereto for the nine months ended September 30, 1998 (unaudited) and the Consolidated Financial Statements of the Company for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed on March 26, 1998.


   GENERAL BACKGROUND

     The Company acquired Crestwood Plaza and The Promenade at Woodland Hills in January 1998 and June 1998, respectively. The Company also acquired University Towne Center and 50% interests in Valley Fair Mall and Los Cerritos Center in July 1998, a 60% interest in Independence Mall in August 1998, and Solano Mall, Parkway Plaza and a 39.7% interest in Santa Anita Fashion Park in September 1998. Additionally, the Company acquired the remaining 70% interest in Annapolis Mall and the remaining 68% managing interest in Wheaton Plaza in June 1997, the remaining 50% interest in Meriden Square not owned by the Company and 100% interest in Northwest Plaza, in September 1997 and December 1997, respectively. For purposes of discussing the results of operations, the centers acquired during 1998 and 1997 are hereby referred to as the "Acquisition Centers."

     At September 30, 1998 and for the nine months then ended, the Condensed Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 19 centers, the equity in income of five unconsolidated real estate partnerships, Crestwood Plaza following its acquisition in January 1998, The Promenade at Woodland Hills following its acquisition in June 1998, University Towne Center and the equity in income of Valley Fair and Los Cerritos Center following their acquisition in July 1998, Independence Mall following its acquisition in August 1998, Solano Mall, Parkway Plaza and the equity in income from Santa Anita Fashion Park following their acquisition in September 1998, 12 separate department store properties that are net leased to the May Department Stores Company under financing leases, certain other real estate investments, a $145 million participating mortgage loan made to two wholly-owned indirect subsidiaries of WHL secured by a 50% indirect interest in Garden State Plaza and the sale of investments.

     At September 30, 1997 and for the nine months then ended, the Condensed Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 15 centers, the equity in income of five unconsolidated real estate partnerships, Annapolis Mall and Wheaton Plaza following their acquisition on or about June 1, 1997, Meriden Square following its acquisition in September 1997, 13 separate department store properties that are net leased to the May Department Stores Company under financing leases, certain other real estate investments and a $145 million participating mortgage loan made to two wholly-owned indirect subsidiaries of WHL secured by a 50% indirect interest in Garden State Plaza.

RESULTS OF OPERATIONS


Comparison of the Three Months Ended September 30, 1998 to the Three Months Ended September 30, 1997

   Total revenues increased $20.9 million or 36% to $78.7 million for the three months ended September 30, 1998 as compared to $57.8 million for the same period in 1997. The increase is the result of the addition of the Acquisition Centers which contributed $18.8 million or 90% of the increase in total revenues. Excluding the total revenues generated by the Acquisition Centers, total revenues increased $2.1 million due to higher minimum rents throughout the Company's portfolio and higher minimum rents generated by redevelopments.

   Total expenses increased $11.1 million or 33% to $44.8 million for the three months ended September 30, 1998 as compared to $33.7 million for the same period in 1997. The increase was primarily the result of the addition of the Acquisition Centers, which contributed a combined $9.4 million or 85% of the increase in total expenses. Excluding the total expenses incurred by the Acquisition Centers, total expenses increased $1.7 million due primarily to the advisory fee totaling $1.3 million which became payable in 1998.

   Interest expense, net of capitalized interest, increased $10.9 million or 73% to $25.8 million for the three months ended September 30, 1998 as compared to $14.9 million for the same period in 1997 due primarily to increased borrowings under the Company's unsecured revolving credit facility as a result of the additions of the Acquisition Centers.

   Equity in income of unconsolidated real estate partnerships increased approximately $1.0 million to $2.2 million for the three months ended September 30, 1998 as compared to $1.2 million for the same period in 1997 due primarily to the acquisition of joint venture interests in Valley Fair Mall, Los Cerritos Center and Santa Anita Fashion Park which were acquired during the quarter ended September 30, 1998.

   Interest and other income increased $1.9 million to $5.5 million for the three months ended September 30, 1998 as compared to $3.6 million for the same period in 1997. The increase was due to interest earned on the $145 million participating loan made to two wholly-owned indirect subsidiaries of WHL in conjunction with the Company's initial public offering and interest earned on the note receivable secured by the Fox Hills Mall which was purchased in July 1998.

   Net income decreased $10.1 million to $3.0 million for the three months ended September 30, 1998 primarily due to a loss of $11.8 million in the third quarter resulting from the reversal of certain interest rate swap agreements. Excluding this loss, net income increased $1.7 million or 13% to $14.8 million for the three months ended September 30, 1998 as compared to $13.1 million for the same period in 1997 for the reasons discussed above.

Comparison of the Nine Months Ended September 30, 1998 to the Nine Months Ended September 30, 1997.

   Total revenues increased $64.5 million or 42% to $217.3 million for the nine months ended September 30, 1998 as compared to $152.8 million for the same period in 1997. The increase is primarily the result of the addition of the Acquisition Centers, which contributed $58.7 million or 91% of the increase in total revenues. Excluding the total revenues generated by the Acquisition Centers, total revenues increased $5.8 million due to higher minimum rents throughout the portfolio and higher minimum rents generated by redevelopments.

   Total expenses increased $37.9 million or 43% to $125.1 million for the nine months ended September 30, 1998 as compared to $87.2 million for the same period in 1997. The increase was primarily the result of the addition of the Acquisition Centers which contributed $29.4 million or 78% of the increase in total expenses. Excluding the total expenses incurred by the Acquisition Centers, total expenses increased $8.5 million due to the advisory fee totaling $4.3 million which became payable in 1998, and depreciation expense related to redevelopments placed into service in the second half of 1997.

   Interest expense, net of capitalized interest, increased $24.0 million or 59% to $65.0 million for the nine months ended September 30, 1998 as compared to $41.0 million for the same period in 1997. The increase was due primarily to increased borrowings under the Company's unsecured revolving credit facility as a result of the addition of the Acquisition Centers.

   Equity in income of unconsolidated real estate partnerships decreased approximately $0.4 million to $3.1 million for the nine months ended September 30, 1998 as compared to $3.5 million for the same period in 1997. The decrease was due primarily to the consolidation of Annapolis Mall and Meriden Square due to the Company's acquisition of the remaining partnership interests in June and September of 1997, respectively, which was partially offset by the acquisition of the joint venture interests in Valley Fair Mall, Los Cerritos Center and Santa Anita Fashion Park during the quarter ended September 30, 1998.

   Interest and other income increased $7.4 million to $12.9 million for the nine months ended September 30, 1998 as compared to $5.5 million for the same period in 1997. The increase was primarily due to interest earned on the $145 million participating loan to an affiliate made in conjunction with the Company's initial public offering and interest earned on the note receivable secured by the Fox Hills Mall which was purchased in July 1998.

   Minority interest in earnings of consolidated real estate partnerships increased $1.2 million to $2.9 million for the nine months ended September 30, 1998 as compared to $1.7 million for the same period in 1997 due primarily to the acquisition of a 68% managing interest in Wheaton Plaza.

   Net income increased $62.3 million to $94.2 million for the nine months ended September 30, 1998 primarily due to a net gain of $53.9 million on the sale of investments. Excluding this net gain, net income increased $8.4 million or 26% to $40.3 million for the nine months ended September 30, 1998 as compared to $31.9 million for the same period in 1997 for the reasons discussed above.

EBITDA EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

   The Company believes that there are several important factors which contribute to the Company's ability to increase rent and improve the profitability of its shopping centers, including aggregate retailer sales volume, sales per square foot, occupancy levels and retailer costs. Each of these factors has a significant effect on the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company believes that EBITDA is an effective measure of shopping center operating performance because EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's operating performance. EBITDA is not indicative of cash flows from operating, investing and financing activities (determined in accordance with GAAP), should not be used as an alternative to cash flows (determined in accordance with GAAP) as a measure of the Company's liquidity and is not indicative of funds available to fund the company's cash needs, including its ability to make distributions.

   The Company's EBITDA after minority interest plus its pro rata share of EBITDA of unconsolidated real estate partnerships increased from $127.0 million to $171.0 million for the nine months ended September 30, 1997 and 1998, respectively, representing an increase of 35%. The growth in EBITDA reflects the addition of total gross leasable area, increased rental rates, increased tenant sales and improved occupancy levels.

   The following is a summary of the unaudited EBITDA of the Company (in thousands):

                                                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                                                            ---------------------   ---------------------
                                                                                1998       1997       1998        1997
                                                                            ----------   --------   --------   ----------
     EBITDA of wholly-owned and consolidated real estate partnerships.....    $58,034    $43,405    $158,895    $111,654
     Pro rata share of EBITDA of unconsolidated real estate partnerships..      7,907      5,884      16,822      18,371
                                                                              -------    -------    --------    --------
     Total EBITDA.........................................................    $65,941    $49,289    $175,717    $130,025
                                                                              =======    =======    ========    ========
     EBITDA after minority interest (1)...................................    $64,320    $47,805    $171,036    $127,009
                                                                              =======    =======    ========    ========
     Increase in EBITDA after minority interest...........................         35%                    35%
                                                                              =======               ========

(1) EBITDA after minority interest represents earnings before interest, taxes, depreciation and amortization and gain or loss on sale of investments for all the Company's properties excluding the minority partners' share of EBITDA in Mission Valley Partnership, Wheaton Plaza Regional Shopping Center, LLP and Independence Mall Associates Limited Partnership.

FUNDS FROM OPERATIONS

   The Company computes Funds from Operations in accordance with standards established by the White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 which defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. In addition, Funds from Operations as computed by the Company may not be comparable to similarly titled figures reported by other companies.

   The following is a summary of the unaudited Funds from Operations of the Company and reconciliation of net income to Funds from Operations (in thousands):

                                                                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                                                   -------------------   -------------------
                                                                                     1998       1997       1998       1997
                                                                                   --------   --------   --------   --------
          Funds from Operations................................................    $36,148    $30,562    $99,860    $78,830
                                                                                   =======    =======    =======    =======
          Increase in Funds from Operations from prior period..................         18%                   27%
                                                                                   =======               =======
          Reconciliation:
             Net income........................................................    $ 2,997    $13,144    $94,195    $31,916
             Loss (Gain) on sale of investments................................     11,816          -    (53,895)         -
          Depreciation and amortization:
             Deferred financing leases.........................................        539        504      1,590      1,511
             Consolidated properties...........................................     18,374     14,972     52,252     38,730
             Unconsolidated real estate partnerships...........................      2,868      2,234      6,744      7,394
             Minority interest portion.........................................       (446)      (292)    (1,026)      (721)
                                                                                   -------    -------    -------    -------
             Funds from Operations.............................................    $36,148    $30,562    $99,860    $78,830
                                                                                   =======    =======    =======    =======

PORTFOLIO DATA

SEASONALITY

   The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season when retailer occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve a substantial portion of their specialty (temporary retailer) rents during the holiday season. As a result of the above, earnings are generally highest in the fourth quarter of each year.

   The following table summarizes certain quarterly operating data for the first three quarters of 1998 and for the Company's centers, excluding North County
Fair:

                                                                         1ST QUARTER    2ND QUARTER     3RD QUARTER    4TH QUARTER
                                                                         -----------    -----------     -----------    -----------
     1998 QUARTERLY DATA
        Mall store sales /(2)/......................................       $513,984       $557,790        $567,857         N/A
        Revenues....................................................       $ 87,933       $ 86,807        $108,469         N/A
        Percentage leased /(2)/.....................................          92%            93%             94%/(1)/      N/A

     1997 QUARTERLY DATA
        Mall store sales /(2)/......................................       $289,716       $316,178        $325,834       $506,591
        Revenues....................................................       $ 69,482       $ 69,087        $ 80,209       $ 83,031
        Percentage leased /(2)/.....................................          91%            92%             92%            93%

     (1) Excludes the Hahn Portfolio which was 88% leased as of September 30, 1998.

     (2)  Excludes centers under redevelopment during the period.


REPORTED TENANT SALES VOLUME AND SALES PER SQUARE FOOT

   Total sales for mall stores affect revenue and profitability levels of the Company because they determine the amount of minimum rent the Company can charge, the percentage rent it realizes and the recoverable expenses (common area maintenance, real estate taxes, etc.) the retailers can afford to pay. Mall store sales for the Company's centers, excluding North County Fair, for the nine months ended September 30, 1998, increased 3.6% on a per square foot basis over the same period in 1997. The Company believes these sales levels enhance the Company's ability to obtain higher rents from retailers.

   The table below sets forth mall store sales and per square foot percentage increases over the same periods in 1997 for the Company's centers, excluding North County Fair, in the east coast, the mid west and the west coast regions of the United States.

                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30, 1998             SEPTEMBER 30, 1998
                                                              --------------------------     --------------------------
                                                              MALL STORE    INCREASE PER     MALL STORE    INCREASE PER
                                                                 SALES         SQ. FT.          SALES         SQ. FT.
                                                              ----------    ------------     ----------    ------------
                                                                ($000)                         ($000)
East coast.................................................    $189,503         2.6%         $  547,392        2.6%
Mid west...................................................      73,212         3.3%            213,128        3.1%
West coast.................................................     305,142         4.4%            879,113        4.2%
                                                               --------         ---          ----------        ---
Total Centers..............................................    $567,857         3.8%         $1,639,633        3.6%
                                                               ========         ===          ==========        ===


LEASING

   Mall store space was 94% leased at September 30, 1998, excluding North County Fair, the recently acquired Hahn Portfolio centers and centers under redevelopment. The Company excludes temporary leasing from the calculation of leased mall store space since such leases are on a short-term basis (30 days to 11 months) and are subject to termination by the Company on 30 days notice. The following table sets forth leased status for the Company's centers (excluding the newly acquired Hahn properties located on the West Coast which were 88% leased as of September 30, 1998) in the east coast, the mid west and the west coast regions of the United States.

                                        SEPTEMBER 30,
                                     -------------------
                                     1998           1997
                                     ----           ----
East coast.........................  94%            93%
Mid west...........................  93%            91%
West coast.........................  95%            92%

Total Centers......................  94%            92%


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

   Average base rent was $28.07 at September 30, 1998. The following table contains certain information regarding base rent per square foot of the mall stores excluding North County Fair and leases in excess of 20,000 square feet that have been executed since January 1, 1997.

                                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                                     ---------------------     ---------------------
                                                                       1998         1997         1998         1997
                                                                     --------     --------     --------     --------
Average base rent of mall store leases, at the end of the
 period........................................................       $28.07       $27.48       $28.07       $27.48
Leases expired during the period...............................        24.28        28.16        24.96        27.48
Leases executed during the period..............................        32.65        30.72        30.26        29.45

   As required by GAAP, contractual rent increases are recognized as rental income using the straight-line method over the respective lease term which may result in the recognition of income not evidenced by cash receipts. The amount of contractual rent increases not represented by cash receipts was $1,115 and $693 for the three months ended September 30, 1998 and 1997, respectively, and $3,127 and $1,956 for the nine months ended September 30, 1998 and 1997, respectively (in thousands).


LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1998, the Company had unused capacity under its unsecured revolving credit facility totaling $164 million which will be used to finance future redevelopments, acquisitions and as a revolving working capital facility. The loan matures in May 2000 and is extendable annually thereafter for an additional year.

   In April 1998, the Company exercised the WHL Options by electing to receive the profit element of the WHL Options. As a result of the exercise, WHL elected to pay the profit element of the WHL Options by issuing 20,339,066 WHL ordinary shares. These shares were then sold by the Company for $99.7 million.

   In June 1998, the Company issued $301.1 million of unsecured subordinated notes ("Capital Notes") to Australian investors, repayable in three equal installments due in June 2001, 2002 and 2003 and bearing interest at 8.38% per annum. In June 1998, the Company also entered into a stock subscription agreement with WAT. Subject to shareholder approval, the Company has the right to sell, and WAT has the obligation to purchase, up to $A465 million, (approximately $US300 million), of the Company's common stock in three equal installments at a 5% discount to the then prevailing market price of the Company's common stock at June 2001, 2002 and 2003.

   In August 1998, the Company issued $200 million of Series C and D convertible preferred stock. Each share of Series C and Series D Preferred Stock is convertible into ten shares of the Company's common stock at the price of $18.00 per share and has a dividend rate equal to the greater of 8.5% or the dividend declared on the Company's common stock. The Series D convertible Preferred Stock acquired by WAT and WHL is not convertible into the Company's common sock until approval of the Company's shareholders is obtained.

   Additionally, in August 1998, the Company issued 786,286 units in Westfield Independence Mall Limited Partnership in conjunction with the purchase of Independence Mall. Each unit of Westfield Independence Mall Limited Partnership is convertible, on a one-for-one basis, into shares of the Company's common stock

   At September 30, 1998, the Company's had cash and cash equivalents totaling $14.5 million excluding its proportionate share of cash held by unconsolidated real estate partnerships.

   The Company's consolidated indebtedness at September 30, 1998 was $1,729.3 million, of which $1,360.3 million is fixed-rate debt and $369.0 million is variable rate debt after considering interest rate protection agreements totaling $300 million (see discussion below). The interest rate on the fixed rate debt ranges from 6.15% to 8.38%. The Company's pro rata share of debt-to-total market capitalization, based on the share price on September 30, 1998, was 54.1%. If the Capital Notes were treated as equity, the debt-to-total market capitalization ratio would have been 45.1% at September 30,1998.

   The Company has entered into interest rate exchange agreements to manage current and future interest rates. The agreements consist of swaps and involve the future receipt, corresponding with the expiration of existing fixed rate debt, of a floating rate based on LIBOR and the payment of a fixed rate. Since September 30, 1997, the Company has lengthened the average remaining term of its pro rata share of total borrowings and hedges, including delayed start swaps from 6.2 to 8.8 years.

   The following is a summary of the Company's fixed rate debt, average interest rate and average remaining term to maturity for the Company's pro rata share of notes payable and revolving credit facility:


                                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                                 1998              1997
                                                                                 ----              ----
                                                                                    ($ IN THOUSANDS)
 Principal amount of fixed rate debt....................................      $1,159,774         $703,175
 Principal amount of other current fixed rate payable instruments.......         300,000          225,000
                                                                              ----------         --------
                                                                              $1,459,774         $928,175
                                                                              ==========         ========
 Fixed rate debt as a percentage of total notes payable and revolving
  credit facility.......................................................            78.6%            79.6%
                                                                              ==========         ========
 Average rate (inclusive of margins) of total borrowings and
  hedges................................................................            7.30%            7.04%
                                                                              ==========         ========
 Average remaining term (in years) of total borrowings and
  hedges, including delayed start swaps.................................             8.8              6.2
                                                                              ==========         ========


   As previously discussed, the Company has entered into an agreement to acquire interests in up to 12 shopping center properties from TrizecHahn Centers, Inc. for a maximum purchase price of $1.391 billion including the assumption of debt. In this regard, the Company has utilized existing debt facilities, has issued additional debt and equity as noted above and has arranged additional loan facilities to fund the Hahn Portfolio acquisition.

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

   Capital expenditures and capital leasing costs, excluding property acquisitions, were $46.1 million and $51.1 million for the nine months ended September 30, 1998 and 1997, respectively. The following table shows the components of capital expenditures:

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                      ------------------
                                                                                      1998          1997
                                                                                      ----          ----
                                                                                      ($ IN THOUSANDS)
Renovations and expansions...................................................       $35,549       $44,321
Tenant allowances............................................................         6,694         4,752
Capital leasing costs........................................................         3,227         1,689
Other capital expenditures...................................................           612           321
                                                                                    -------       -------
   Total.....................................................................       $46,082       $51,083
                                                                                    =======       =======


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

   Redevelopments approved by the Board of Directors are as follows:

    . The Company commenced redevelopment of Mission Valley Center-West, in San Diego, California, at the beginning of 1998. The property will be redeveloped into an approximate 210,000 square foot power center with value-oriented retailers that will complement Mission Valley Center. The first phase was completed in September with the openings of Border Books, Marshalls, Gateway Computer and Old Navy. Completion of the second phase is planned for a Spring 1999 opening.

    . Annapolis Mall in Annapolis, Maryland, is a four anchor super-regional shopping center with 155 mall stores. The addition of a fifth anchor, Lord & Taylor, opened in October, which will further solidify Annapolis Mall's strong market position.

    . Enfield Square in Enfield, Connecticut is a three anchor regional shopping center with 87 mall stores. A new 58,000 sq. ft multi-screen Hoyts Cinema is being added, with a planned opening in December 1998.

    . South Shore Mall in Bayshore, New York, is a three anchor super-regional center with 125 mall stores. South Shore Mall is adding a new Lord & Taylor store with a planned November 1998 opening.

    . Meriden Square in Meriden, Connecticut is a three anchor regional mall with 114 mall stores. The addition of a fourth anchor, Lord & Taylor and 70,000 square feet of new mall stores is planned to open in the Fall of 1999 which will differentiate Meriden Square from its competition and solidify its market position.

    . Crestwood Plaza in St. Louis, Missouri, is a three anchor super-regional shopping center with 144 Mall Stores. Crestwood Plaza will add 27,000 square feet of new Mall Stores. Construction will begin in January 1999 with a fall 1999 anticipated completion.

   In addition to the approved redevelopments, the Company has announced the following redevelopment which management believes will result in future income growth and capital appreciation:

    . West County Center, in Des Peres, Missouri is a two anchor regional shopping center with 66 mall stores. A $200 million redevelopment for West County Center was announced in 1997. The redeveloped Center will feature the addition of new anchors Nordstrom and Lord & Taylor. The existing Famous-Barr store will be replaced with a new flagship store and JCPenney will be remodeled. The center will double in size to 1.2 million square feet with more than 150 mall stores. The project will be completed in phases with Famous-Barr opening in Fall 1999, and Nordstrom scheduled for completion in 2001.

    . Connecticut Post in Milford, Connecticut, is a three anchor regional shopping center with 137 specialty stores. A two-level 193,000 square foot Sears expansion is scheduled to open in Spring 2000. With the new Sears, approximately 30,000 square feet of additional retail stores will also be added to the center.

   Capital expenditures were financed by external funding and recovery of costs from retailers where applicable. The Company had outstanding commitments with contractors totaling approximately $62.4 million as of September 30, 1998, which will be funded through restricted cash and the unsecured revolving credit facility.

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


DISTRIBUTIONS

   A distribution was declared on September 19, 1998 to shareholders of record on September 30, 1998, of which $31.1 million which represents $0.355 per common share for the quarter ended September 30, 1998, and equates to $1.42 per common share on an annualized basis.


YEAR 2000 READINESS

   The Year 2000 Problem is the result of computer hardware and software systems (collectively referred to as "Systems" and individually as a "System") having been designed to use a two digit code rather than a four digit code to define the applicable year, as in "98" to represent "1998". Any of the Company's Systems may misinterpret a date using "00" as the year 1900 rather than the year 2000. This could result in errors causing such Systems to become unreliable or could cause such System to fail.

   On behalf of the Company, the Company's manager, WMC, began a company-wide assessment in 1997 (the "Project") to identify the Company's reliance on Systems using a two digit date code as well as the Company's exposure to third party customers and suppliers critical to the Company's operations. The Project includes an assessment of the Company's dependence upon such Systems and third parties as well as establishing priorities for addressing any Systems or third party customers and suppliers which are assessed as a potential year 2000 compliance risk.

   The Company's initial assessment identified four areas of concern: (i) internal Systems which the Company uses for information processing, data storage and communication, (ii) fire, life and safety systems installed at the Company's properties which are used for measurement and control of mechanical devices essential to the properties' use and operations, (iii) economic dependence upon significant customers which are critical to the Company's operations, and (iv) relationships with third party suppliers upon which the Company's business is substantially dependent.

Internal Systems

   In 1997, WMC completed a comprehensive assessment of all communication, hardware and software Systems believed to be critical to the Company's operations. As a result of that assessment, WMC began a program of replacing and upgrading all Systems which were identified as not being Year 2000 compliant. Requirements for replacing all hardware and software Systems included receipt of written confirmation that the new Systems were Year 2000 compliant. The conversion was substantially completed on October 31, 1998. WMC is now in the final stage of the conversion which consists of testing the computer system for Year 2000 compliance. Based upon the assessments and testing to date, no contingency plans are expected to be needed. Management considers its efforts to ensure Year 2000 compliance of its internal Systems to be adequate; however, assurances obtained from hardware and software vendors have not been independently verified and there can be no assurance that testing yet to be performed will be adequate, in all instances, to ensure that all software and hardware systems are compatible and able to function reliably in the year 2000 and thereafter. The cost of the computer conversion as well as the costs to test the System's Year 2000 compliance will be incurred by WMC. Such expenses are not reimbursable by the Company.

Fire, Life and Safety Systems

   Management's initial assessment of the fire, life and safety Systems and the heating, ventilating and air conditioning ("HVAC") Systems at its properties indicates that manual overrides on most Systems are available as an alternative to existing automated controls for monitoring and controlling existing Systems. Additionally, the Company is in the process of compiling a detailed set of procedures to identify all electronic and mechanical control Systems at its malls and to test these procedures at two mall locations to determine the appropriate action to take with respect to all other properties. The Company anticipates that procedures and testing at the two mall locations will be completed by December 31, 1998. Based upon the results of the work at the two mall locations, the Company will develop an overall plan to assess and upgrade or replace any Systems which are not Year 2000 compliant during 1999. Any cost incurred to replace or upgrade such Systems are a cost of maintaining the properties and are therefore considered to be recoverable from the tenants under the terms of existing leases. Although there can be no assurance, management considers the financial impact and risk of significant loss because of System changes or business interruptions caused by fire, life and safety Systems and HVAC Systems which are not Year 2000 compliant to be minimal.

Significant Customers

   The Company is also reliant on its customers to make the necessary preparations for year 2000 so that their business operations will not be interrupted, thus threatening their ability to honor their financial commitments. As of September 30, 1998, all tenants had been notified of their responsibilities under their lease notwithstanding interruptions to their business resulting from Year 2000 problems and all anchor stores had been identified as having lease payments sufficiently large to warrant inquiry as to their Year 2000 preparation. We are communicating with each of them about their plans and progress in addressing their respective Year 2000 problems. An initial risk assessment is expected to be substantially completed by December 31, 1998. Although we are aware that most of these companies are working on becoming Year 2000 compliant, there can be no guarantee that failure to make necessary modifications would not have a material adverse affect on the Company. The cost of communicating with the Company's tenants is anticipated to be minimal, will be incurred by WMC and is not reimbursable by the Company.

Third Party Suppliers

   Exposure to third party suppliers is considered to pose a significant risk. Information requests have been distributed to key third party suppliers and replies are being evaluated. Where our risk assessment indicates significant exposure, follow-up questionnaires and direct contact in the form of teleconferences and site visits will be performed to assess accuracy of information received and to determine and minimize, to the extent possible, potential loss exposure. This assessment is anticipated to be completed by the end of the second quarter of 1999. Although management believes that its efforts with respect to such risks are appropriate, there can be no assurance that such efforts will be adequate to determine the readiness of any of its key third party suppliers in sufficient time to prevent a material adverse effect on the Company. The Company's contingency planning for non-compliant third party suppliers is to identify by the third quarter of 1999, to the extent possible, alternative suppliers who are Year 2000 compliant as a replacement source for goods or services. The cost of communicating with the Company's third party suppliers is anticipated to be minimal, will be incurred by WMC and is not reimbursable by the Company.

   The potential unavailability of utility services is also considered to be a significant risk. Management has determined that redundant systems adequate to provide an alternate source of utilities to a broad spectrum of the Company's properties in the event of a provider's inability to supply utility service is not economically viable. Consequently, if such utility services were to experience Year 2000 failures, this could disrupt the Company's ability to conduct ongoing operations at the affected locations.

   Readers are cautioned that forward-looking statements contained in this "Year 2000 Readiness Disclosure" should be read in conjunction with the Company's disclosure below under the heading "Cautionary Statement Concerning Forward-Looking Statements" of this Quarterly Report on Form 10-Q.


CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

   This report includes statements (other than the financial statements and other statements of historical fact) that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible future results of operations, earnings, expenses, cash flows, funds from operations and other capital resources of the Company (including with respect to increased revenues and rental rates, cost savings and operating efficiencies) and market trends set forth under (a) "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations, "Portfolio Data," "Liquidity and Capital Resources," "Distributions," and "Year 2000 Readiness," (b) "Legal Proceedings" and (c) statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions.

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

   The important factors described in the Company's Annual Report on form 10-K for the year ended December 31, 1997, under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Statements Concerning Forward-Looking Statements," and those important factors described elsewhere in this report (including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings"), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

                           PART II-OTHER INFORMATION


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

   Pursuant to the Company's by-laws, as amended shareholder proposals submitted to the Company outside the processes of Rule 14a-8 (i.e., the procedures for placing a shareholder's proposal in the Company's proxy materials) with respect to the Company's 1999 annual meeting of shareholders will be considered untimely if received by the Company before December 31, 1998 or after January 31, 1999. Accordingly, the proxy with respect to the Company's 1999 annual meeting of shareholders will confer discretionary authority to vote on any shareholder proposals received by the Company after January 26, 1999.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:

    3.1   Third Restated Articles of Incorporation of the Company (Exhibit 3.1(1))
    3.2   Certificate of Designation for Series B Preferred Shares (Exhibit 3.2(1))
    3.3   Certificate of Designation for Series C Preferred Shares (Exhibit 3.1(2))
    3.4   Certificate of Designation for Series D Preferred Shares (Exhibit 3.2(2))
    3.5   Second Amended and Restated By-Laws of the Company (Exhibit 3.3(1))
   27.1   Financial Data Schedule

    (1)   Incorporated by reference to designated exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1997, File No. 333-22731.
    (2)   Incorporated by reference to designated exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1998, File No. 333-22731.

(b)  Reports on Form 8-K:

     The Company filed the following reports on Form 8-K during the three months ended September 30, 1998:

DATE OF FILING                                                         ITEMS REPORTED   FINANCIAL STATEMENT
--------------                                                         --------------   -------------------
August 17, 1998.........................................                    2, 7                No

     Form 8-K was filed on August 17, 1998. Under Item 2 Acquisition or disposition of Assets acquired a 50% interest in Valley Fair Mall located in Fairfield, California and a 100% interest in University Towne Centre located in San Diego, California.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Westfield America, Inc.

Date: November 13, 1998            By:
                                         /s/ Peter S. Lowy
                                         --------------------
                                           Peter S. Lowy
                                           Co-President

                                         /s/ Richard E. Green
                                         --------------------
                                           Richard E. Green
                                           Co-President

                                         /s/ Mark A. Stefanek
                                         --------------------
                                           Mark A. Stefanek
                                           Chief Financial Officer and Treasurer