Form 10-K
period 1998-12-31
WESTFIELD AMERICA INC
filed 1999-03-23
CIK 913283

                                     [LOGO]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13
         OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 1-12923
                           --------------------------

                            WESTFIELD AMERICA, INC.
             (Exact name of registrant as specified in its charter)

                         MISSOURI                                       43-0758627
                 (State of incorporation)                    (IRS Employer Identification No.)

    11601 WILSHIRE BOULEVARD, 12TH FLOOR, LOS ANGELES,                     90025
                        CALIFORNIA                                      (zip code)
         (Address of principal executive offices)

                                 (310) 478-4456
              (Registrant's telephone number, including area code)
                           --------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                 NAME OF EACH EXCHANGE ON WHICH
                   TITLE OF EACH CLASS                                     REGISTERED
----------------------------------------------------------  ----------------------------------------
              Common Stock, $0.01 par value                         New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. / /

    The aggregate market value of the shares of common stock held by non-affiliates was approximately $294.9 million based on the closing price as reported by the New York Stock Exchange for such shares on March 12, 1999.

    The number of the Registrant's shares of common stock outstanding was 73,337,691 as of March 12, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the proxy statement for the Annual Meeting of Shareholders to be held on April 29, 1999 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            WESTFIELD AMERICA, INC.
                                   FORM 10-K
                                     INDEX

  ITEM NO.                                                                                                         PAGE
-------------                                                                                                      -----
                                                           PART I

         1.    Business.......................................................................................           1
         2.    Properties.....................................................................................          16
         3.    Legal Proceedings..............................................................................          22
         4.    Submission of Matters to a Vote of Security Holders............................................          22

                                                           PART II

         5.    Market for Registrant's Common Equity and Related Shareholder Matters..........................          23
         6.    Selected Financial Data........................................................................          25
         7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........          27
        7A.    Quantitative and Qualitative Disclosure about Market Risk......................................          40
         8.    Financial Statements and Supplementary Data....................................................          42
         9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........          42

                                                          PART III

        10.    Directors and Executive Officers of the Registrant.............................................          43
        11.    Executive Compensation.........................................................................          43
        12.    Security Ownership of Certain Beneficial Owners and Management.................................          43
        13.    Certain Relationships and Related Transactions.................................................          43

                                                           PART IV

        14.    Exhibits, Consolidated Financial Statements, Financial Statement Schedule and Reports on Form
                 8-K..........................................................................................          43

                                     PART I

ITEM 1: BUSINESS

    GENERAL

    Westfield America, Inc. (the "Company"), a Missouri corporation, is the fourth largest publicly traded real estate investment trust ("REIT") in the United States specializing in enclosed shopping centers. At December 31, 1998, the Company had interests in 38 regional and super-regional shopping centers branded as "Westfield Shoppingtowns". The Company's portfolio of Westfield Shoppingtowns includes clusters of multi-center shopping centers in major markets in the east coast, midwest and west coast. Westfield Shoppingtowns serve 10 percent of the U.S. population in eight states and comprise 35.9 million square feet of retail space. Currently, the Company is the largest regional shopping center owner in California with interests in 20 centers.

    During 1998, the Company acquired interests in 16 shopping centers with approximately 15.7 million square feet, increasing its portfolio from 24 shopping centers at the end of 1997 to its current portfolio of 38. As a result of its clustering strategy, the Company is the largest owner of shopping centers in the suburban markets of San Diego, Los Angeles, San Jose, St. Louis, Connecticut and Washington D.C. Also in 1998, the Company launched its Westfield Shoppingtown brand nationally with a multi-media campaign promoting the Company's commitment to providing a quality shopping experience through customer service and community commitment. The Company's branding strategy is designed to build customer loyalty, solidify market penetration and promote store sales growth at its shopping centers.

    The Company has been engaged for over 40 years in the business of owning, acquiring, financing, operating, leasing, developing and redeveloping regional and super-regional shopping centers. As of December 31, 1998, the Company's portfolio of 38 shopping centers (the "Centers") consisted of 23 super-regional shopping centers with approximately 25.8 million square feet of space, 12 regional shopping centers with approximately 8.1 million square feet of space, three power centers with approximately 1.4 million square feet of space and six office buildings adjacent to its Centers with approximately 600,000 square feet of space, representing approximately 71.9%, 22.6%, 3.9% and 1.6%, respectively of the Company's 35.9 million square feet of retail and office space, generally referred to as gross leasable area ("Total GLA"). The Company also owns 12 separate department store properties (the "May Properties") that are net leased to the May Department Stores Company (the "May Company") and are not located at the Centers. The Company's Westfield Shoppingtowns were 93% leased as of December 31, 1998. Excluding the 12 shopping centers acquired from TrizecHahn Centers, Inc. ("Trizechahn") during the last half of 1998, the Centers were 95% leased at year-end.

    As of December 31, 1998, Westfield Shoppingtowns had 129 Anchors (department stores generally occupying more than 80,000 square feet) occupying approximately
20.7 million square feet of gross leasable area ("Anchor GLA"), or 57.7% of Total GLA. The Centers also had 4,744 Mall Stores (stores other than Anchors including stores inside a Center and free-standing buildings outside a Center in the parking areas) occupying approximately 14.6 million square feet of leasable area (Mall GLA). Mall Stores consist of Mini-Majors (retail stores and theaters generally occupying between 20,000 and 80,000 square feet of leasable space) and Mall Shops (retail stores less than 20,000 square feet of leasable space). For the year ended December 31, 1998, the Mall Shops reported sales of approximately $3.1 billion (or $330 per square foot), Anchors' sales exceeded $4.0 billion and Mini-Majors reported sales in excess of $494 million.

    The Company is externally managed and advised by Westfield Holdings Limited ("WHL"), an Australian public company and leading developer and manager of one of the largest portfolios of retail properties in the world. Currently, WHL's management portfolio consists of 80 shopping centers containing approximately
60.3 million square feet of space and over 11,750 Mall Stores in Australia, New Zealand, Malaysia and the United States. The Company has engaged a property management company (the "Manager), asset management company (the "Advisor") and development company (the "Developer") to provide property management, asset management and development services to the Company under agreements that had initial terms of three years and are renewable annually thereafter. Each of the Manager, Advisor and Developer is a wholly-owned subsidiary of WHL, giving the Company access to WHL's worldwide management expertise and resources.

    In 1994, the Company reorganized itself as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). In order to be treated as a REIT for income tax purposes, the Company must meet the minimum distribution requirements as well as certain asset, income and other tests specified by the Code. The Company intends to conduct its business so as to continue to satisfy the REIT provisions under the Code, including making distributions to its shareholders sufficient to meet the minimum distribution requirements.

    In 1997, the Company changed its name from Centermark Properties, Inc. to Westfield America, Inc.

    In 1998, the Company completed the exchange of its interests in most of the Centers and other assets for Partnership interests ("Partnership Units") in Westfield America Limited Partnership, a Delaware limited partnership (the "Operating Partnership"). Also in 1998, the Operating Partnership issued units in the Operating Partnership to unrelated third parties ("Investor Unit Rights") in exchange for certain interests. The Investor Unit Rights are held by various unrelated third parties who may under certain circumstances exchange their Investor Unit Rights for cash or, at the discretion of the Company, shares of the Company's common stock.

THE COMPANY'S STRATEGY FOR OPERATIONS AND GROWTH

    OVERALL STRATEGY

    The Company's goal is to increase per share Funds from Operations (as defined in Item 7 below) and thereby improve the long-term value of the Company and return to shareholders through: (i) the redevelopment, expansion and market repositioning of its portfolio of Centers; (ii) the improvement of the operating performance of its Centers through an intensive management approach; and (iii) the acquisition of additional super-regional and regional shopping centers. Although no assurances can be given, the Company plans to achieve these objectives through a variety of methods discussed below.

    REDEVELOPMENT, EXPANSION AND MARKET REPOSITIONING

    The Company believes that redevelopment, repositioning and expansion are key to maximizing the use and performance of its assets and increasing its income growth and capital appreciation. The Company continually evaluates the redevelopment potential of its Centers including those which have undergone redevelopment in the past five years. Due to the financial and regulatory burdens presented by the development of new regional shopping centers, an ongoing program of redevelopment and repositioning provides a cost-efficient means of ensuring that the Company's existing Centers compete effectively within their existing markets and are able to attract new customers.

    Redevelopment has been recently completed or substantially completed at the following Centers:

    - Westfield Shoppingtown Annapolis, in Annapolis, Maryland, is a five Anchor super-regional shopping center with 167 Mall Stores. The fifth Anchor, a 120,000 square foot Lord & Taylor, and 12,000 square feet of Mall Stores were opened in September 1998. The cost of this redevelopment was $4.7 million.

    - Westfield Shoppingtown South Shore, in Bayshore, New York, is a four Anchor super-regional shopping center with 124 Mall Stores. In addition to the new Sears Anchor store and 40,000 square feet of Mall Stores added in September 1997, a new 120,000 square foot Lord & Taylor opened in November 1998, giving the Center its fourth Anchor. The cost of this redevelopment was $12.3 million.

    - Westfield Shoppingtown Mission Valley West, in San Diego, California, has opened phase one of a 210,000 square foot power center with Borders Books, Marshalls, Old Navy, Gateway Computer, Golfsmith and Just for Feet. The second phase is under construction and is expected to open in Spring 1999. The power center format complements the Company's nearby Westfield Shoppingtown Mission Valley, a super-regional shopping center. The aggregate cost of the redevelopment is approximately $29.5 million.

    - Westfield Shoppingtown Enfield, in Enfield, Connecticut, is a three Anchor regional shopping center with 77 Mall Stores. A new 58,000 square foot, 12-screen Hoyt's Theater and additional food retail outlets were added. The theater opened in December 1998. The cost of this redevelopment was $11.0 million.

    - Westfield Shoppingtown Eastland, in West Covina, California, was converted from an outdated enclosed mall into a power center through the addition of a Target, Old Navy, Loehman's, Burlington Coat Factory, Babies R' Us and Club Disney. Phase three of this redevelopment is underway with the addition of 29,000 square feet of Mall Stores and is scheduled to be completed in the first quarter of 1999. This redevelopment repositions the Center within its trade area and complements the nearby Westfield Shoppingtown West Covina. The cost of the redevelopment was approximately $36.3 million.

    OTHER APPROVED REDEVELOPMENTS

    Future redevelopments approved by the Board of Directors have begun or are scheduled to begin in 1999 at the following Centers:

    - Westfield Shoppingtown Valley Fair, in San Jose, California, is a three Anchor super-regional shopping center with 158 Mall Stores. A $150 million redevelopment is planned featuring a new 225,000 square foot Nordstrom and approximately 275,000 square feet of Mall Stores. The redevelopment is expected to be done in stages with total project completion planned for Fall 2001.

    - Westfield Shoppingtown Meriden, in Meriden Connecticut, is a three Anchor regional shopping center with 109 Mall Stores. The Center is being expanded to include a 90,000 square foot Lord & Taylor store and an additional 70,000 square feet of new Mall Stores. Construction began in the third quarter of 1998 and is planned to be completed by Fall 1999. The total projected cost of this redevelopment is $37.5 million.

    - Westfield Shoppingtown Connecticut Post, in Milford Connecticut, is a three Anchor regional shopping center with 132 Mall Stores. The $28 million redevelopment is scheduled to add a new two-level 194,000 square foot Sears as well as approximately 44,000 square feet of Mall Stores adjacent to Sears on both levels.

    - Westfield Shoppingtown Annapolis plans to replace the existing theater with a new 52,000 square foot multi-screen Crown Theater. Approximately 16,000 square feet of shops and restaurants are scheduled to be added in an entertainment district. The existing cinema is scheduled to be redeveloped into 13,000 square feet of Mall Stores. The $22 million redevelopment is scheduled to begin in March 1999 with completion planned for Spring 2000.

    - Westfield Shoppingtown Mid Rivers, in St. Peters, Missouri, is a four Anchor super-regional shopping center with 164 Mall Stores. Construction on a new 15-screen, stadium-style theater is scheduled to begin in the first quarter of 1999. The Center is scheduled to add approximately 62,500 square feet of Mall Stores, including a Chili's restaurant outside the Center. The total projected cost of this redevelopment is $13.1 million.

    - Westfield Shoppingtown Crestwood, in St. Louis Missouri, is a three Anchor super-regional shopping center with 143 Mall Stores. The $7.2 million redevelopment is scheduled to add 27,000 square feet of Mall Stores.

    In addition to the approved redevelopments described above, the Company has identified the following Centers for redevelopment over the next five years:

    - Westfield Shoppingtown West County, in Des Peres, Missouri, is a two Anchor regional shopping center with 61 Mall Stores. Its $200 million redevelopment was announced in 1997. The redeveloped Center will feature the addition of two new Anchors, Nordstrom and Lord & Taylor. The existing Famous-Barr store is planned to be replaced by a new flagship store and the JCPenney Anchor store is scheduled to be remodeled. The Center is projected to double in size to 1.2 million square feet with more than 150 Mall Stores.

    - Westfield Shoppingtown South County, in St. Louis, Missouri, is a three Anchor regional shopping center with 120 Mall Stores. Redevelopment and renovation planning is proceeding to reposition the Center through renovation and the addition of a fourth Anchor.

    - Westfield Shoppingtown Wheaton, in Wheaton, Maryland, is a three Anchor super-regional shopping center with 138 Mall Stores. An additional Anchor department store and new Mall GLA is planned, along with a renovation of the existing Center. When completed, Total GLA is expected to expand by approximately 500,000 square feet.

    - Westfield Shoppingtown Independence Mall, in Wilmington, North Carolina, is a three Anchor regional shopping center with 81 Mall Stores. This recent acquisition has provided the Company with an opportunity to expand the Center by adding a new Anchor and 150,000 square feet of Mall Stores.

    IMPROVEMENT OF OPERATING PERFORMANCE THROUGH INTENSIVE MANAGEMENT

    The Manager's role is to increase operating income and capital appreciation over time. The Company's Manager has in-house capabilities to manage every aspect of the development and operation of a Center, including initial concept, design, construction, leasing, day-to-day operations and promotion. With its years of center management experience, the Manager has developed its intensive management approach which is designed to increase occupancy levels and mall store sales while at the same time reducing operating costs. In addition to its ability to redevelop and reposition its Centers, the Manager works to build long-term relationships with major retailers and adds value through branding efforts designed to increase traffic and repeat business by building customer loyalty through customer service and commitment to the community.

    INCREASING OCCUPANCY AND CAPITALIZING ON EMERGING THEMES

    Management is continually looking for opportunities to increase occupancy as a means of enhancing revenues. The Manager works to find ways to expand rentable area within the existing building envelope by converting non-productive space to Mall GLA, to add temporary tenants who can improve the merchandise mix and range of retailers and to capitalize on emerging themes such as the addition of entertainment and dining complexes. An example is the introduction of entertainment concepts such as the AMC multiplex 20-screen theater added to Westfield Shoppingtown Mission Valley, and Club Disney at Westfield Shoppingtown Eastland. Through its relationships, the Manager is able to assist national and regional retailers in establishing a market presence in new markets and to increase penetration in existing markets.

    INCREASING TRAFFIC AND SALES THROUGH BRAND POSITIONING, MARKETING AND
     CUSTOMER SERVICE

    In 1998, the Company launched its Westfield Shoppingtown brand through a multi-media advertising campaign including network television in its major markets. The purpose of establishing a brand profile for the Centers is to increase customer traffic and thereby improve retail sales and, ultimately, rents. The Westfield Shoppingtown brand represents a quality shopping experience by providing exceptional customer service, a wide range of retail product choices and a commitment to the communities served by the Centers. The Company believes that advertising, promotion, community involvement and customer service programs will build shopper loyalty, especially with a recognized brand in multi-center markets. The Company's ability to brand its properties is a direct result of its market penetration and acquisition strategies.

    Advertising is critical to maximizing sales at the Centers. The Manager has an in-house marketing staff and employs a leading U.S. advertising agency to provide advertising, promotional and media services to the Centers. The Manager, on behalf of the Company, executes a national marketing program to provide shared advertising, media and community promotions to create a consistent look and quality in the execution of its marketing program. This strategy is particularly effective in the Company's multi-center markets of San Diego, Los Angeles, San Jose, St. Louis, Connecticut and Washington D.C.

    The Manager maintains a staff development and review program to promote efficient and friendly service to both the consumers who shop in the Centers and the retailers who lease space. A focus on exceptional customer service is essential to increasing traffic and promoting repeat business. These services include specially-trained and uniformed customer service representatives, free strollers and wheelchairs, valet parking and gift vouchers at each Center.

    ACQUISITION OF NEW CENTERS AND JOINT VENTURE INTERESTS

    The Company's strategy is to acquire regional and super-regional shopping centers that meet the following investment criteria: (i) property of a quality consistent with the Company's portfolio, (ii) property with potential for increased income and value through redevelopment, repositioning, or both, and,
(iii) property that generates sufficient income pending redevelopment to support the acquisition price. The Company's strategy also includes seeking to acquire the interests of outside partners in the jointly owned Centers and acquiring and redeveloping shopping centers that are geographically clustered in stable and economically strong markets. Strategically clustering its assets allows the Company to obtain greater efficiencies in leasing, operations, management, marketing and building the Westfield Shoppingtown brand.

    In 1998, the Company invested approximately $1.8 billion to acquire interests in 16 properties. These include the following Centers which the Company has branded Westfield Shoppingtowns:

    - In January 1998, the Company acquired Crestwood, a one level super-regional shopping center in St. Louis, Missouri, for $106.4 million. Westfield Shoppingtown Crestwood has approximately one million square feet of Total GLA with 143 Mall Stores and is anchored by Dillard's, Famous-Barr and Sears.

    - In June 1998, the Company acquired The Promenade, a two-level enclosed regional shopping center in Woodland Hills, California, for $33.5 million. Westfield Shoppingtown Promenade has 600,000 square feet of Total GLA with 79 Mall Stores and a 14-screen AMC theater and is anchored by two Macy's stores.

    - In August and October 1998, the Company acquired interests in Independence Mall in Wilmington, North Carolina. The total acquisition consideration was valued at $43.6 million, including the assumption of debt and the issuance of partnership interests, giving the Company an effective 70% interest in the Center. Westfield Shoppingtown Independence Mall has 690,000 square feet of Total GLA with 81 Mall Stores and is anchored by JCPenney, Sears and Belk Beery.

    - In November 1998, the Company acquired the remaining 58% interest in Topanga that the Company did not already own. The total acquisition cost was approximately $92 million, including the assumption of debt at its fair value, giving the Company a 100% interest in this Center. Westfield Shoppingtown Topanga is a 1.1 million square foot super-regional shopping center located in Canoga Park, California with 132 Mall Stores, anchored by Nordstrom, Sears, Robinsons-May and Montgomery Ward.

    In 1998, the Company also acquired a portfolio of interests in 12 shopping centers (the "Hahn Centers") which have 12.3 million square feet of Total GLA from TrizecHahn for approximately $1.4 billion and third party interests in the Hahn Centers for approximately $150 million. Interests in the Centers acquired from TrizecHahn and third parties are as follows:

                                                        MALL STORE GLA
                                                       -----------------    NUMBER OF      OWNERSHIP
WESTFIELD SHOPPINGTOWNS                                                    MALL STORES     INTEREST
----------------------------------------   TOTAL GLA        (000'S)       -------------  -------------
                                          -----------
                                            (000'S)
Capital Mall, Olympia, WA...............         603             239               95            100%
Cerritos, Cerritos, CA..................       1,306             504              168            100%
Downtown Plaza, Sacramento, CA..........       1,193(1)           410             113            100%
Fox Hills, Culver City, CA..............         891             320              148            100%
Horton Plaza, San Diego, CA.............         868             506              133            100%
North County Fair, Escondido, CA........       1,258             377              172            100%(2)
Oakridge, San Jose, CA..................         798             330              106            100%
Parkway Plaza, El Cajon, CA.............       1,110             506              182            100%
Santa Anita, Arcadia, CA................       1,099             394              152             90%
Solano, Fairfield, CA...................       1,036             504              150            100%
UTC, San Diego, CA......................       1,035             441              162            100%
Valley Fair, Santa Clara, CA............       1,140             471              158             50%
                                          -----------          -----            -----
                                              12,337           5,002            1,739
                                          -----------          -----            -----
                                          -----------          -----            -----

------------------------

(1) Includes 280,000 square feet of office building space.

(2) In October 1998, the Company acquired the remaining 55% interest in North County Fair which the Company did not previously own. Prior to August 1, 1998, this Center was managed by TrizecHahn.

    LARGE MULTI-CENTER MARKETS

    The Company's overall strategy includes the acquisition and redevelopment of regional shopping centers that are geographically clustered in stable and economically strong markets. Strategically clustering its assets provides the Company with an improved ability to develop its brand, aggressively redevelop the Centers and work with key retailers to increase sales. Additionally, clustering allows the Company to obtain greater efficiencies in leasing, operations, management and marketing.

    The Company's current portfolio serves approximately 28 million people, or 10% of the United States population. The majority of the Company's Centers are clustered in major markets that serve nearly 24.6 million people. The Company's major markets include San Diego, Los Angeles, San Jose, St. Louis, Connecticut and Washington D.C., in each of which the Company is the largest owner of regional shopping centers. A summary of these major markets is as follows:

    - SAN DIEGO MARKET

     The Company owns seven of the nine regional centers in San Diego. The Westfield Shoppingtowns serve 100% of the market's total population of 2.7 million people. During 1998, the seven Westfield Shoppingtowns had retail sales exceeding $1.6 billion, with Mall Shop sales of $330 per square foot, a 3.6% increase over the prior year. The San Diego Centers consist of 7.8 million square feet of Total GLA with 1,060 Mall Stores that were 92% leased at year-end.

    - LOS ANGELES MARKET

     The Company owns eight of the 28 centers in Los Angeles County. The Westfield Shoppingtowns serve over half of the county's 9.4 million people. During 1998, the eight Westfield Shoppingtowns had retail sales exceeding $1.5 billion, with Mall Shop sales of $295 per square foot, an increase of 5.2% over the prior year. The Los Angeles Centers consist of 7.4 million square feet of Total GLA with 990 Mall Stores that were 93% leased at year end.

    - SAN JOSE MARKET

     The Company owns two of the six regional centers in the San Jose market. The Westfield Shoppingtowns serve over 80% of the metropolitan area's 1.6 million people. During 1998, the two Westfield Shoppingtowns had retail sales of approximately $700 million with Mall Shop sales of $544 per square foot, an increase of 4.9% over the prior year. The San Jose Centers consist of 1.9 million square feet of Total GLA with 264 Mall Stores that were 98% leased at year end.

    - ST. LOUIS MARKET

     The Company owns five of the 11 centers in St. Louis. The Westfield Shoppingtowns serve approximately 85% of the market's 2.6 million people. The five Westfield Shoppingtowns had retail sales exceeding $880 million, with Mall Shop sales of $269 per square foot, a 1.7% increase over the prior year. The Centers in this market consist of 5.0 million square feet of Total GLA with 660 Mall Stores that were 92% leased at year end.

    - CONNECTICUT MARKET

     The Company owns four of the 10 centers in Connecticut. The Westfield Shoppingtowns serve approximately 50% of the state's 3.3 million people. During 1998, sales from the four Westfield Shoppingtowns were $720 million, with Mall Shop sales of $306 per square foot, an increase of 1.1% over the prior year. The Connecticut Centers consist of 3.4 million square feet of Total GLA with 484 Mall Stores that were 95% leased at year end.

    - WASHINGTON D.C. MARKET

     The Company owns three of the 19 centers in the Washington D.C. market. The Company's ownership is concentrated in the Maryland sub-market to the north of Washington D.C. For the year ended December 31, 1998, the three Westfield Shoppingtowns had retail sales of approximately $910 million, with Mall Shop sales of $398 per square foot, an increase of 4.7% over the prior year. The Washington D.C. Centers consist of 3.8 million square feet of Total GLA with 479 Mall Stores that were 97% leased at year end.

THE SHOPPING CENTER BUSINESS

    There are several types of retail shopping centers, varying primarily by size and marketing strategy. Centers with greater than 800,000 square feet of Total GLA built around three or more Anchors are referred to as super-regional shopping centers. Centers with Total GLA ranging from 400,000 to 800,000 square feet built around one to three Anchors are referred to as regional shopping centers. Centers with Total GLA ranging from 200,000 to 600,000 square feet built around retailers consisting of Category Killers (large discount retailers in a specific product niche such as Toys R' Us) and Big Box Retailers (similar to Category Killers but a wider product offering such as Loehman's) are referred to as power centers. In enclosed super-regional and regional shopping centers, Anchors are usually located at the ends of enclosed common area corridors. This layout is intended to maximize pedestrian traffic for Mall Stores.

    Most regional and super-regional shopping centers compete for consumer retail dollars by offering fashion merchandise, hard goods and services, generally in an enclosed, climate-controlled environment with convenient parking. Regional and super-regional shopping centers have differing strategies for price levels depending upon the market demographics, competition and the merchants and merchandise offered, from very high-end presentations, at one end, to a strategy of leasing exclusively to promotional, single category outlet stores, at the other. Super-regional shopping centers generally have more variety and assortment than regional shopping centers. Westfield Shoppingtowns seek to optimize Mall Store mix consistent with market demographics and customer preferences.

    The following table sets forth the number of Centers in each state and Total GLA at December 31, 1998:

                                                                             TOTAL GLA
                                                                NO. OF      -----------
                                                               SHOPPING                   PERCENT OF
SHOPPING CENTER LOCATIONS BY STATE                              CENTERS       (000'S)      TOTAL GLA
-----------------------------------------------------------  -------------  -----------  -------------
California.................................................           20        19,364          53.9%
Colorado...................................................            1           471           1.3%
Connecticut................................................            4         3,418           9.5%
Maryland...................................................            3         3,763          10.5%
Missouri...................................................            6         5,574          15.5%
New York...................................................            1         1,167           3.3%
North Carolina.............................................            1           690           1.9%
Washington.................................................            2         1,471           4.1%
                                                                      --
                                                                            -----------          ---
                                                                      38        35,918           100%
                                                                      --
                                                                      --
                                                                            -----------          ---
                                                                            -----------          ---

    From 1994 to 1998, the Manager managed all the Centers in which the Company had an interest except North County Fair which was managed by TrizecHahn. On August 1, 1998, the Manager commenced management responsibilities for the Hahn Centers acquired from TrizecHahn. The Centers managed by the Manager are referred to as "Managed Centers".

ANCHORS

    Anchors traditionally have been a major factor in the public's identification with a shopping center. Anchors generally are department stores whose merchandise appeals to a broad range of shoppers and continue to be a major factor in the public's perception of a shopping center. Although the Centers receive a smaller proportion of their operating income from Anchors than from Mall Stores on a square foot basis, the Company believes that the Anchors at a center generate customer traffic and therefore make a center desirable for Mall Store retailers.

    Anchors and the owner of a shopping center usually enter into agreements, generally referred to as "reciprocal easement agreements" or "REAs," covering, among other things, operational matters and initial construction and future expansion. Anchors generally retain certain rights to approve or disapprove future renovations or expansions of the shopping center, and the REAs usually are recorded as encumbrances on all of the real property within the shopping center. Many of the Anchors own their stores, the land under them and adjacent parking areas. Others enter into long-term leases at rents that are lower than the rents generally charged to Mall Store retailers.

    As of December 31, 1998, Anchors at the Centers occupied approximately 20.7 million square feet of Anchor GLA, or 57.7% of Total GLA, and accounted for less than 2.8% of the Company's total revenue in 1998. Anchors range in size from approximately 57,000 square feet to 363,000 square feet, with an average of approximately 160,500 square feet. The Centers have 129 Anchors operating under 20 trade names including Dayton-Hudson, Dillard's, Federated, JCPenney, May Company, Montgomery Ward, Nordstrom and Sears.

    Westfield Shoppingtowns Downtown Plaza, Northwest Plaza and Wheaton have office buildings connected to them with a total of approximately 600,000 square feet, or 1.6% of Total GLA.

    The following table indicates the parent company of each Anchor at the Centers, the number of stores owned or leased by each Anchor, Anchor GLA, percentage of Anchor GLA to Total GLA and the base rent of each Anchor as of December 31, 1998:

                                                                                                              1998
                                                                           ANCHOR                             TOTAL
                                                                             GLA                           ANNUALIZED
                                                        NUMBER OF      ---------------   PERCENTAGE OF      BASE RENT
NAME                                                  ANCHOR STORES                        TOTAL GLA     ---------------
--------------------------------------------------  -----------------  (IN THOUSANDS)   ---------------  (IN THOUSANDS)
May Department Stores
  Robinsons-May...................................             13             2,226              6.2%       $     205
  Famous-Barr.....................................              6             1,098              3.1              733
  Filene's........................................              4               705              2.0              479
  Hecht's.........................................              3               596              1.7              200
  Lord & Taylor...................................              3               348              1.0               30
  Meier & Frank...................................              1               118              0.3               --
                                                              ---            ------              ---          -------
Sub-Total.........................................             30             5,091             14.3            1,647
                                                              ---            ------              ---          -------
  JCPenney........................................             24             3,734             10.4            2,421
  Macy's..........................................             20             3,730             10.4            1,920
  Sears...........................................             19             3,377              9.4              805
  Nordstrom.......................................             10             1,400              3.9              777
  Montgomery Ward.................................              7             1,154              3.2              756
  Dayton Hudson
    Mervyn's......................................              8               685              1.9              155
    Target........................................              1               122              0.3              252
                                                              ---            ------              ---          -------
  Sub-Total.......................................              9               807              2.2              407
                                                              ---            ------              ---          -------
  Dillard's.......................................              4               708              2.0            1,168
  Kmart...........................................              1               191              0.5            1,517
  Belk Beery......................................              1               176              0.5               --
  Bon Marche......................................              1               113              0.3              211
  Caldor..........................................              1                86              0.2              210
  Shopko..........................................              1                81              0.2               --
  Lamonts.........................................              1                57              0.2              200
                                                              ---            ------              ---          -------
  Total...........................................            129            20,705             57.7%       $  12,039
                                                              ---            ------              ---          -------
                                                              ---            ------              ---          -------

MALL STORES

    As of December 31, 1998, the Centers had approximately 4,744 Mall Stores and national or regional chains leased approximately 90% of the Mall GLA. The five Mall Store retailers accounting for the largest percentage of Mall Stores' effective rent (i.e., base rent plus percentage rent) in 1998 were: The Limited Stores (Abercrombie & Fitch, The Limited, Limited Express, Lane Bryant, Lerner's, Structure, Victoria's Secret and others), The Venator Group, formerly Woolworth, (Footlocker, Kinney Shoes and others), The Gap (The Gap, Gap Kids and Banana Republic), Hallmark and Contempo Casuals.

    The following table sets forth certain information with respect to the ten largest Mall Store retailers (through their various operating divisions) in terms of Mall GLA, as of December 31, 1998.

                                                                                          TOTAL 1998
                                                                                           EFFECTIVE
                                            NUMBER OF                    PERCENTAGE          RENT          PERCENTAGE OF
                                           MALL STORES                       OF          -------------   TOTAL MALL STORE
TENANT                                       LEASED        MALL GLA    TOTAL MALL GLA                     EFFECTIVE RENT
---------------------------------------  ---------------  ----------  -----------------   (THOUSANDS)   -------------------
The Limited Stores.....................           129        959,606            6.6%       $  20,900               7.0%
Venator Group..........................           128        417,886            2.8            9,386               3.2
The Gap................................            34        278,883            1.9            6,681               2.2
Toys R' Us.............................             5        150,197            1.0            1,426               0.5
Hallmark...............................            29        111,928            0.8            2,793               0.9
AMC Theater............................             2        107,735            0.7            1,327               0.4
Eddie Bauer............................            15        100,213            0.7            2,341               0.8
Edison Brothers........................            48         99,623            0.7            2,431               0.8
Contempo Casuals.......................            23         96,318            0.7            2,702               0.9
Kay Bee Toys...........................            22         91,223            0.6            2,251               0.8
                                                  ---     ----------            ---      -------------             ---
                                                  435      2,413,612           16.5%       $  52,238              17.5%
                                                  ---     ----------            ---      -------------             ---
                                                  ---     ----------            ---      -------------             ---

SALES

    From 1996 to 1998, reported sales for Mall Shops increased from $1.5 billion to $3.1 billion. Total sales for Mall Shops affect revenue and profitability levels of the Company because they determine the amount of minimum rent the Company can charge, the percentage rent it realizes, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the retailers can afford to pay.

    The table below sets forth Mall Shop sales for Managed Centers in the east coast, the midwest and west coast regions of the United States.

                         EAST COAST CENTERS           MIDWEST CENTERS           WEST COAST CENTERS           TOTAL CENTERS
                     --------------------------  --------------------------  ------------------------  --------------------------
                      SALES(1)     PERCENTAGE     SALES(1)     PERCENTAGE     SALES(1)    PERCENTAGE    SALES(1)     PERCENTAGE
YEAR                 (MILLIONS)     INCREASE     (MILLIONS)     INCREASE     (MILLIONS)    INCREASE    (MILLIONS)     INCREASE
-------------------  -----------  -------------  -----------  -------------  -----------  -----------  -----------  -------------
1998...............   $     867           2.7%    $     366          80.3%    $   1,828        137.7%   $   3,061          68.6%
1997...............         844          20.5           203          14.7           769         25.9        1,816          22.0
1996...............         700            --           177           1.7           611          8.7        1,488           3.7

------------------------

(1) Sales are based on Mall Shop retailers for Managed Centers reporting sales, excluding Centers under redevelopment in 1996.

    Reported sales per square foot for Mall Shops located at the Managed Centers for the years ended December 31, 1998, 1997 and 1996, excluding Centers under redevelopment in 1996, were as follows:

                                                                          1998       1997       1996
                                                                        ---------  ---------  ---------
Reported sales per square foot........................................  $     330  $     310  $     297
Increase from prior year..............................................        6.5%       4.4%       6.5%
Increase from prior year on a comparable Mall Shop basis..............        4.2%       4.4%       6.5%

    The Company believes these sales levels enhance its ability to obtain higher rents from retailers.

LEASING

    Leasing percentages are calculated on the basis of signed leases excluding temporary leases, which consist of leases having a term of less than one year. The following table sets forth leased status for the

Managed Centers in the east coast, the midwest and the west coast regions of the United States (excluding certain Centers under redevelopment in 1996).

                                                         EAST COAST        MIDWEST       WEST COAST         TOTAL
DECEMBER 31                                                CENTERS         CENTERS         CENTERS         CENTERS
-----------------------------------------------------  ---------------  -------------  ---------------  -------------
1998.................................................            95%             93%             92%             93%(1)
1997.................................................            94%             91%             94%             93%
1996.................................................            92%             93%             92%             92%

------------------------

(1) Excluding the Hahn Centers, Mall Stores were 95% leased. As of December 31, 1998, the Hahn Centers were 89% leased compared to 87% in July 1998 when the Manager began managing the Hahn Centers.

COSTS OF OCCUPANCY

    Management believes that in order to continue to increase per share Funds from Operations (as defined in Item 7 below), Mall Store retailers must be able to operate profitably. A factor contributing to retailer profitability is cost of occupancy, which consists of base rents and expense recoveries; therefore, as sales levels increase, the retailer can afford to pay a higher rent. From 1996 to 1998 recoverable expenses remained relatively constant while sales per square foot continued to increase, thereby giving the Company an opportunity to increase effective rents without raising a retailer's total occupancy cost beyond its ability to pay.

    The following table sets forth certain information relating to occupancy costs as a percentage of sales for reporting Mall Store retailers at the Managed Centers.

                                                               FOR THE YEARS ENDED DECEMBER
                                                                            31,
                                                              -------------------------------
                                                                1998       1997       1996
                                                              ---------  ---------  ---------
Occupancy Costs as a Percentage of Sales:
Base Rents..................................................        7.8%       8.4%       8.5%
Expense Recoveries..........................................        4.2        4.6        4.7
                                                                    ---        ---        ---
Total.......................................................       12.0%      13.0%      13.2%
                                                                    ---        ---        ---
                                                                    ---        ---        ---

LEASES

    Generally, Mall Store leases are for ten-year terms and provide for retailers to pay rent comprised of fixed and variable components. The fixed component, referred to as "base" or "minimum" rent, is often subject to steps, or contractual increases according to a negotiated schedule. The variable rent component is based upon a percentage of a retailer's gross sales in excess of a minimum annual amount. In some cases, retailers only pay base rent and, in a few cases, retailers only pay percentage rent.

    Virtually all of the leases for Mall Stores contain provisions that allow the Centers to recover certain operating costs and expenses (including certain capital expenditures) with respect to the common areas (including parking facilities), all buildings, roofs and facilities within the Centers, as well as insurance and property taxes. During 1998, the Centers recovered approximately 98% of these costs and expenditures in the form of expense recoveries from retailers.

LEASE EXPIRATIONS

    The expiration of leases present shopping center owners with the opportunity to increase base and percentage rents, modify lease terms, improve retailer mix, relocate existing retailers, reconfigure or expand retailer spaces and introduce new retailers and retail concepts to the shopping center. The

Company endeavors to increase base rent levels in the Centers in part through negotiating terminations of leases of underperforming retailers and renegotiating expired leases.

    The following table shows scheduled lease expirations over the next ten years based upon Mall Store leases in place at December 31, 1998.

                                                                                        ANNUALIZED BASE
                                APPROXIMATE MALL     PERCENTAGE OF         AVERAGE          RENT OF       PERCENTAGE OF BASE
                   NUMBER OF         GLA OF            MALL GLA        BASE RENT (PSF)  EXPIRING LEASES    RENT REPRESENTED
  YEAR ENDING       LEASES      EXPIRING LEASES     REPRESENTED BY       OF EXPIRING    ---------------       BY EXPIRING
 DECEMBER 31,      EXPIRING        (SQ. FT.)        EXPIRING LEASES        LEASES                               LEASES
---------------  -------------  ----------------  -------------------  ---------------    (THOUSANDS)    ---------------------
1999........             301           967,568               6.7%         $   13.93       $    13,475                4.6%
2000........             434         1,185,124               8.2              18.54            21,975                7.5
2001........             418           985,140               6.8              23.45            23,102                7.9
2002........             452           987,341               6.8              26.81            26,468                9.1
2003........             489         1,298,905               8.9              23.53            30,561               10.5
2004........             520         1,388,026               9.6              26.77            37,160               12.8
2005........             379         1,211,629               8.3              32.52            39,401               13.5
2006........             331         1,125,305               7.8              25.86            29,101               10.0
2007........             341         1,152,899               7.9              26.70            30,784               10.6
2008........             326         1,094,557               7.5              26.63            29,144               10.0

MALL SHOP RENTAL RATES

    The following table contains certain information regarding per square foot average base and effective rent (base rent plus percentage rent) of the Mall Shops at Managed Centers.

                                                                         EXISTING MALL SHOP
                                                                               LEASES
                                                                      ------------------------
                                                                                    EFFECTIVE
AS OF DECEMBER 31,                                                     BASE RENT      RENT
--------------------------------------------------------------------  -----------  -----------
1998................................................................   $   28.72    $   29.22
1997................................................................       28.11        28.70
1996................................................................       27.07        27.62

    As leases have expired, the Company has generally sought to rent the available space, either to the existing retailer or a new retailer, at rental rates that are higher than those of the expiring leases, since the average rent for leases in place is generally less than the market rate for such space.

    The following table illustrates increases in Mall Shop rental rates for the Managed Centers.

                                      LEASES EXPIRING      LEASE EXECUTED
                                        DURING THE           DURING THE
YEAR                                     PERIOD(1)            PERIOD(2)        PERCENT INCREASE
----------------------------------  -------------------  -------------------  -------------------
1998..............................       $   25.19            $   32.81                 30.3%
1997..............................           27.20                29.22                  7.4%
1996..............................           21.48                28.16                 31.1%

------------------------

(1) Includes scheduled expirations, early terminations, abandonments and negotiated buyouts. Represents average base rent for the final year of occupancy.

(2) Represents average base rent for the initial year of occupancy including renewals.

    Minimum rents at Mall Stores are expected to grow as a result of contractual rent increases in existing leases. Although there can be no assurances that such contractual increases will be realized, or that such contractual increases are indicative of possible future increases, base rent at the Centers is expected to increase by approximately $23.9 million over the next five years through these contractual increases.

                                                                                CUMULATIVE
                                                            EXISTING             EXISTING
                                                           CONTRACTUAL         CONTRACTUAL
YEAR                                                     RENT INCREASES       RENT INCREASES
-----------------------------------------------------  -------------------  ------------------
1999.................................................     $   7,571,912       $    7,571,912
2000.................................................         5,983,670           13,555,582
2001.................................................         3,791,738           17,347,320
2002.................................................         3,595,682           20,943,002
2003.................................................         2,930,408           23,873,410

    As required by generally accepted accounting principles ("GAAP"), contractual rent increases are recognized as rental income using the straight-line method over the respective lease term which may result in the recognition of income not currently billable under the terms of the lease. The amount of contractual rent recognized in excess of rent billed for the years ending December 31, 1998, 1997 and 1996 was $4.2 million, $3.1 million and $2.3 million, respectively.

SEASONALITY

    The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season, when retailer occupancy and retail sales are typically at their highest levels. In addition, shopping centers achieve a substantial portion of their specialty (temporary retailer) rents during the holiday season. As a result of the above, earnings are generally highest in the fourth quarter of each year.

    The following table summarizes certain 1998 and 1997 quarterly data for the Managed Centers:

                                                1ST         2ND         3RD          4TH
                                              QUARTER     QUARTER     QUARTER      QUARTER
                                             ----------  ----------  ----------  ------------
                                                             ($ IN THOUSANDS)
1998 QUARTERLY DATA:
Mall Shop sales............................  $  615,302  $  685,548  $  688,089  $  1,071,951
Revenues...................................  $   87,933  $   86,807  $  108,469  $    145,072
Percentage Leased..........................          92%         93%         93%           93%(1)

1997 QUARTERLY DATA:
Mall Shop sales............................  $  298,716  $  316,178  $  325,834  $    506,591
Revenues...................................  $   69,482  $   69,087  $   80,209  $     83,031
Percentage Leased..........................          91%         92%         92%           93%

------------------------

(1) The portfolio was 95% leased, excluding the Hahn Centers which were 89% leased.

COMPETITION

    All of the Centers are located in developed retail and commercial areas, many of which compete with other mall or neighborhood shopping centers within their primary trade area. The amount of rentable space in the Centers' trade area, the quality of facilities and the nature of stores at such competing shopping centers could each have a material adverse effect on the Company's ability to lease space and rents the Company can obtain. In addition, retailers at the Centers face increasing competition from other forms of retailing, such as discount shopping centers, outlet malls, catalogues, discount shopping clubs, telemarketing and internet retailing. Other real estate investors, including other REITs, compete for acquisition of new retail shopping centers.

    Although the Company believes its Centers can compete effectively within their trade areas, the Company must also compete with other owners, managers and developers of retail shopping centers.

Those competitors that are not REITs may be at an advantage to the extent they can utilize operating cash flows to finance projects, while the Company (and its REIT competitors) will be required by the Code to distribute significant amounts of its operating cash flows to shareholders. If the Company should require funds, it may have to borrow when the cost of capital is high. Moreover, increased competition could adversely affect the Company's revenues and Funds from Operations.

ENVIRONMENTAL MATTERS

    Various Federal, state and local environmental laws subject property owners and operators to liability for the costs of removal of certain hazardous substances released, or remediation of hazardous conditions, on a property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of hazardous substances, or the failure to properly remediate conditions caused by hazardous substances, may adversely affect the owner's ability to sell a property or to borrow using the property as collateral. The presence of hazardous substances, may also cause the owner to incur substantial cleanup costs. Entities who arrange for the disposal or treatment of hazardous substances may also be liable for the costs of removal or remediation at the facility to which they sent the substances. Certain other laws regulate the management of, and may impose liability for, personal injuries associated with exposure to asbestos-containing material or other regulated materials. If the Company renovates or demolishes any of the Centers, the Company may incur substantial costs for the removal and disposal of asbestos-containing materials.

    In connection with the Company's ownership and operation of currently-owned and formerly-owned properties, the Company and the joint ventures in which the Company has an interest may be potentially liable for removal or remediation costs, as well as other costs (including governmental fines and costs related to injuries to persons and property) resulting from environmental conditions at these properties.

    An independent consultant has reviewed existing environmental reports to identify environmental conditions at Company-owned Centers and certain properties that the Company formerly owned. A majority of the reports were prepared for entities other than the Company. In some cases, the Company commissioned additional or follow-up investigations by various outside consultants. However, there can be no assurance (i) that circumstances have not changed since any investigations were completed, (ii) that the investigation and the related report revealed all potential environmental liabilities, (iii) that the reports are accurate, or (iv) that prior owners or operators of the properties have not created a potential environmental liability unknown to the Company.

    Based on these investigations and the Company's knowledge of the operation of its properties, the company believes that many of its Centers and properties that the Company formerly owned contain, or have contained, petroleum storage tanks and automobile service operations. These tanks and operations have, or may have, resulted in soil or groundwater contamination. Further, the Company is aware of asbestos-containing materials in each of the Centers and in at least some of the properties that the Company formerly owned.

    The Company has received environmental reports prepared by independent consultants with respect to each of the properties in which the Company has acquired an interest from TrizecHahn. All of these environmental reports were prepared in 1998.

    Although there can be no assurances, the Company does not believe that environmental conditions at any of the Properties will have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance that environmental laws will not become more stringent in the future or that the environmental conditions on or near the Properties will not have a material adverse effect on individual properties or on the Company as a whole in the future.

INSURANCE ARRANGEMENTS

    The Company believes, based in part on the advice of its insurance advisors, that its insurance covering fire, flood, earthquake and comprehensive liability is adequate having regard to the insurable risks and insured limits customarily carried for similar properties. Earthquake insurance is subject to a deductible equal to 5% of the total insured value of each Center and a combined annual aggregate loss limit of $150 million on the Centers.

EMPLOYEES

    The Company has engaged the Manager to provide property management and leasing services, the Advisor to provide advisory services and the Developer to provide development and redevelopment planning and implementation services. The Company has no employees.

EXECUTIVE OFFICES

    The Company's executive offices and the headquarters of the Company's Manager, Advisor and Developer are located at 11601 Wilshire Boulevard, Los Angeles, California 90025 (telephone 310/478-4456).

ITEM 2: PROPERTIES

    The following table sets forth certain information about each of the Company's Centers at December 31, 1998:

                                                                               PERCENTAGE OF MALL    OCCUPANCY COST      1998 MALL
                                     PERCENTAGE     TOTAL GLA      MALL GLA       GLA LEASED AT      AS A % OF SALES    SHOP SALES
SHOPPINGTOWN & LOCATION               OWNERSHIP     (SQ. FT.)     (SQ. FT.)     DECEMBER 31, 1998   DECEMBER 31, 1998  (PER SQ. FT.)
----------------------------------  -------------  ------------  ------------  -------------------  -----------------  -------------
SAN DIEGO MARKET
  Horton Plaza, ..................          100         868,000       506,000              93%               14.2%       $     445
    San Diego, California
  Mission Valley, ................           76       1,370,000       577,000              97                 8.0        $     278
    San Diego, California
  Mission Valley West, (1) .                 76         210,000       210,000             n/a                 n/a              n/a
    San Diego, California
  North County, (4) ..............          100       1,258,000       377,000              86                12.9              357
    Escondido, California
  Parkway Plaza, .................          100       1,110,000       506,000              87                12.0              291
    El Cajon, California
  Plaza Bonita, ..................          100         825,000       316,000              96                16.0              308
    National City, California
  Plaza Camino Real, .............           40       1,148,000       430,000              91                12.7              304
    Carlsbad, California
  University Towne Center, .......          100       1,035,000       441,000              90                11.8              393
    San Diego, California
                                                   ------------  ------------             ---              ------            -----
                                                      7,824,000     3,363,000              92%               12.3%       $     330
                                                   ------------  ------------             ---              ------            -----

                                             HISTORY & STATUS                   ANCHOR RETAILERS &
SHOPPINGTOWN & LOCATION                       OF DEVELOPMENT                     SPECIAL FEATURES
----------------------------------  ----------------------------------  ----------------------------------
SAN DIEGO MARKET
  Horton Plaza, ..................             Opened 1985              Nordstrom, Macy's, Mervyn's
    San Diego, California
  Mission Valley, ................             Opened 1961              Robinsons-May, Macy's, Montgomery
    San Diego, California               Redeveloped 1975/1983/1997      Ward, AMC 20-Screen Theater,
                                                                        Nordstrom Rack
  Mission Valley West, (1) .                   Opened 1961              Borders Books, Marshalls, Old
    San Diego, California                 Redeveloped 1997/1998         Navy, The Gordon Biersch Brewing
                                                                        Company
  North County, (4) ..............             Opened 1986              Nordstrom, Robinsons-May (two
    Escondido, California                                               stores), Macy's, JCPenney, Sears
  Parkway Plaza, .................             Opened 1972              Robinsons-May, Sears, JCPenney,
    El Cajon, California                                                Mervyn's
  Plaza Bonita, ..................             Opened 1981              Robinsons-May, JCPenney,
    National City, California                                           Montgomery Ward and Mervyn's
  Plaza Camino Real, .............             Opened 1969              Macy's (two stores),
    Carlsbad, California                  Redeveloped 1979/1989         Robinsons-May, Sears, JCPenney
  University Towne Center, .......             Opened 1977              Nordstrom, Macy's, Robinsons-May,
    San Diego, California                                               Sears

                                                                               PERCENTAGE OF MALL    OCCUPANCY COST      1998 MALL
                                     PERCENTAGE     TOTAL GLA      MALL GLA       GLA LEASED AT      AS A % OF SALES    SHOP SALES
SHOPPINGTOWN & LOCATION               OWNERSHIP     (SQ. FT.)     (SQ. FT.)     DECEMBER 31, 1998   DECEMBER 31, 1998  (PER SQ. FT.)
----------------------------------  -------------  ------------  ------------  -------------------  -----------------  -------------
LOS ANGELES MARKET
  Cerritos, ......................          100       1,306,000       504,000              93%               13.1%       $     338
    Cerritos, California
  Eagle Rock, ....................          100         471,000       161,000              93                16.5              166
    Los Angeles, California
  Eastland, (1) ..................          100         775,000       573,000             100                 4.1              230
    West Covina, California
  Fox Hills, .....................          100         891,000       320,000              83                16.5              285
    Culver City, California
  Promenade, .....................          100         600,000       330,000             n/a                 9.9              277
    Woodland Hills, California
  Santa Anita, ...................           90       1,099,000       394,000              89                14.5              318
    Arcadia, California
  Topanga, .......................          100       1,054,000       375,000             100                13.1              352
    Canoga Park, California
  West Covina, ...................          100       1,177,000       529,000              92                15.6              261
    West Covina, California
                                                   ------------  ------------           -----              ------            -----
                                                      7,373,000     3,186,000              93%               12.5%       $     295
                                                   ------------  ------------           -----              ------            -----

                                             HISTORY & STATUS                   ANCHOR RETAILERS &
SHOPPINGTOWN & LOCATION                       OF DEVELOPMENT                     SPECIAL FEATURES
----------------------------------  ----------------------------------  ----------------------------------
LOS ANGELES MARKET
  Cerritos, ......................             Opened 1971              Nordstrom, Macy's, Robinsons-May,
    Cerritos, California                                                Sears, Mervyn's
  Eagle Rock, ....................             Opened 1973              Robinsons-May, Montgomery Ward
    Los Angeles, California
  Eastland, (1) ..................             Opened 1957              Mervyns, Target, Burlington Coat
    West Covina, California               Redeveloped 1979/1997         Factory, Old Navy Loehmans, Baby's
                                                                        R' Us, Marshall's,
  Fox Hills, .....................             Opened 1975              Robinsons-May, Macy's, JCPenney
    Culver City, California
  Promenade, .....................             Opened 1973              Macy's (two stores), AMC Theater
    Woodland Hills, California
  Santa Anita, ...................             Opened 1974              Macy's, Nordstrom, Robinsons-May,
    Arcadia, California                                                 JCPenney
  Topanga, .......................      Opened 1964 Redevelopment       Nordstrom, Robinsons-May, Sears,
    Canoga Park, California                    1984/1992/1994           Montgomery Ward
  West Covina, ...................             Opened 1975              Robinsons-May, Macy's, Sears,
    West Covina, California               Redeveloped 1990/1993         JCPenney

                                                                               PERCENTAGE OF MALL    OCCUPANCY COST      1998 MALL
                                     PERCENTAGE     TOTAL GLA      MALL GLA       GLA LEASED AT      AS A % OF SALES    SHOP SALES
SHOPPINGTOWN & LOCATION               OWNERSHIP     (SQ. FT.)     (SQ. FT.)     DECEMBER 31, 1998   DECEMBER 31, 1998  (PER SQ. FT.)
----------------------------------  -------------  ------------  ------------  -------------------  -----------------  -------------
SAN JOSE MARKET
  Oakridge, ......................          100         798,000       330,000              97%               11.3%       $     350
    San Jose, California
  Valley Fair, ...................           50       1,140,000       471,000              98                 9.9              648
    San Jose, California
                                                   ------------  ------------           -----              ------            -----
                                                      1,938,000       801,000              98%               10.2%       $     544
                                                   ------------  ------------           -----              ------            -----

OTHER WEST COAST CENTERS
  Capital Mall, ..................          100         603,000       239,000              81%                9.6%       $     277
    Olympia, Washington
  Downtown Plaza, (3) ............          100       1,193,000       410,000              87                14.1              307
    Sacramento, California
  Solano, ........................          100       1,036,000       504,000              76                12.6              300
    Fairfield, California
  Vancouver, .....................           50         868,000       326,000              93                10.9              258
    Vancouver, Washington
                                                   ------------  ------------           -----              ------            -----
                                                      3,700,000     1,479,000              85%               12.1%       $     289
                                                   ------------  ------------           -----              ------            -----
ST. LOUIS MARKET
  Crestwood, .....................          100       1,000,000       380,000              99%               12.4%       $     311
    St. Louis, Missouri
  Mid Rivers, ....................          100         927,000       353,000              84                12.3              291
    St. Peters, Missouri
  Northwest Plaza, (3) ...........          100       1,813,000       715,000              93                11.2              256
    St. Ann, Missouri
  South County, ..................          100         751,000       256,000              93                11.5              281
    St. Louis, Missouri
  West County, ...................          100         584,000       153,000              92                13.7              235
    Des Peres, Missouri
                                                   ------------  ------------           -----              ------            -----
                                                      5,075,000     1,857,000              92%               12.0%       $     269
                                                   ------------  ------------           -----              ------            -----

                                             HISTORY &STATUS                    ANCHOR RETAILERS &
SHOPPINGTOWN & LOCATION                       OF DEVELOPMENT                     SPECIAL FEATURES
----------------------------------  ----------------------------------  ----------------------------------
SAN JOSE MARKET
  Oakridge, ......................             Opened 1973              Macy's, Sears, Montgomery Ward
    San Jose, California
  Valley Fair, ...................             Opened 1986              Nordstrom, Macy's (two stores)
    San Jose, California
OTHER WEST COAST CENTERS
  Capital Mall, ..................             Opened 1978              JCPenney, Bon Marche, Mervyn's, La
    Olympia, Washington                                                 Monts
  Downtown Plaza, (3) ............             Opened 1971              Macy's (two stores)
    Sacramento, California
  Solano, ........................             Opened 1981              Macy's, Sears, JCPenney, Mervyn's
    Fairfield, California
  Vancouver, .....................             Opened 1977              Nordstrom, Meier & Frank, Sears,
    Vancouver, Washington                 Redeveloped 1979/1993         JCPenney, Mervyn's
ST. LOUIS MARKET
  Crestwood, .....................             Opened 1957              Famous-Barr, Sears, Dillard's
    St. Louis, Missouri                      Redeveloped 1984
  Mid Rivers, ....................             Opened 1987              Famous-Barr, Dillard's, Sears,
    St. Peters, Missouri                  Redeveloped 1990/1996         JCPenney
  Northwest Plaza, (3) ...........             Opened 1965              Famous-Barr, JCPenney, Sears,
    St. Ann, Missouri                        Redeveloped 1989           Dillards
  South County, ..................             Opened 1963              Famous-Barr, Dillard's, JCPenney
    St. Louis, Missouri                      Redeveloped 1979
  West County, ...................             Opened 1969              Famous-Barr, JCPenney
    Des Peres, Missouri                      Redeveloped 1985

                                                                               PERCENTAGE OF MALL    OCCUPANCY COST      1998 MALL
                                     PERCENTAGE     TOTAL GLA      MALL GLA       GLA LEASED AT      AS A % OF SALES    SHOP SALES
SHOPPINGTOWN & LOCATION               OWNERSHIP     (SQ. FT.)     (SQ. FT.)     DECEMBER 31, 1998   DECEMBER 31, 1998  (PER SQ. FT.)
----------------------------------  -------------  ------------  ------------  -------------------  -----------------  -------------
OTHER MID WEST CENTERS
  Westland, ......................          100         471,000       138,000              99%                4.6%       $     171
    Lakewood, Colorado
  West Park, .....................          100         499,000       227,000              97                10.3              201
    Cape Girardeau, Missouri
                                                   ------------  ------------           -----              ------            -----
                                                        970,000       365,000              98%                6.9%       $     190
                                                   ------------  ------------           -----              ------            -----
CONNECTICUT MARKET
  Connecticut Post, ..............          100         779,000       386,000              87%               13.5%       $     300
    Milford, Connecticut
  Enfield, (1) ...................          100         716,000       295,000              99                13.0              218
    Enfield, Connecticut
  Meriden, .......................          100         729,000       293,000             100                14.5              299
    Meriden, Connecticut
  Trumbull, ......................          100       1,194,000       497,000              96                12.7              355
    Trumbull, Connecticut
                                                   ------------  ------------           -----              ------            -----
                                                      3,418,000     1,471,000              95%               13.3%       $     306
                                                   ------------  ------------           -----              ------            -----
WASHINGTON MARKET
  Annapolis, (1) .................          100%      1,127,000       425,000              99%               13.0%       $     395
    Annapolis, Maryland
  Montgomery Mall, ...............          100       1,246,000       460,000              99                13.2              445
    Bethesda, Maryland
  Wheaton, .......................          100       1,390,000       572,000              94                 9.3              317
    Wheaton, Maryland (2),(3)
                                                   ------------  ------------           -----              ------            -----
                                                      3,763,000     1,457,000              97%               12.2%       $     398
                                                   ------------  ------------           -----              ------            -----

                                             HISTORY & STATUS                   ANCHOR RETAILERS &
SHOPPINGTOWN & LOCATION                       OF DEVELOPMENT                     SPECIAL FEATURES
----------------------------------  ----------------------------------  ----------------------------------
OTHER MID WEST CENTERS
  Westland, ......................             Opened 1960              Sears, Super Kmart
    Lakewood, Colorado                    Redeveloped 1978/1994
  West Park, .....................             Opened 1981              Famous-Barr, JCPenney, Shopko
    Cape Girardeau, Missouri                 Redeveloped 1984
CONNECTICUT MARKET
  Connecticut Post, ..............             Opened 1960              Filene's, JCPenney, Caldor
    Milford, Connecticut                     Redeveloped 1991
  Enfield, (1) ...................             Opened 1971              Filene's, JCPenney, Sears
    Enfield, Connecticut                Redeveloped 1987/1997/1998
  Meriden, .......................             Opened 1971              Filene's, JCPenney, Sears
    Meriden, Connecticut                  Redeveloped 1988/1993
  Trumbull, ......................             Opened 1962              Macy's, Filene's, Lord & Taylor,
    Trumbull, Connecticut            Redeveloped 1982/1987/1990 1992    JCPenney
WASHINGTON MARKET
  Annapolis, (1) .................             Opened 1980              Nordstrom, Hecht's, JCPenney, Lord
    Annapolis, Maryland                 Redeveloped 1983/1994/1998      & Taylor, Montgomery Ward
  Montgomery Mall, ...............             Opened 1968              Nordstrom, Hecht's, Sears,
    Bethesda, Maryland               Redeveloped 1976/1982/1984 1991    JCPenney
  Wheaton, .......................             Opened 1960              Hecht's, JCPenney, Montgomery Ward
    Wheaton, Maryland (2),(3)                Redeveloped 1987

                                                                               PERCENTAGE OF MALL    OCCUPANCY COST      1998 MALL
                                     PERCENTAGE     TOTAL GLA      MALL GLA       GLA LEASED AT      AS A % OF SALES    SHOP SALES
SHOPPINGTOWN & LOCATION               OWNERSHIP     (SQ. FT.)     (SQ. FT.)     DECEMBER 31, 1998   DECEMBER 31, 1998  (PER SQ. FT.)
----------------------------------  -------------  ------------  ------------  -------------------  -----------------  -------------
OTHER EAST COAST CENTERS
  Independence Mall, .............           70         690,000       226,000              99%                7.9%       $     357
    Wilmington, North Carolina
  South Shore, (1) ...............          100       1,167,000       309,000              87                15.5              384
    Bay Shore, New York
                                                   ------------  ------------           -----              ------            -----
                                                      1,857,000       535,000              92%               11.7%       $     373
                                                   ------------  ------------           -----              ------            -----
                                                     35,918,000    14,514,000              93%               12.0%       $     330
                                                   ------------  ------------           -----              ------            -----
                                                   ------------  ------------           -----              ------            -----

                                             HISTORY & STATUS                   ANCHOR RETAILERS &
SHOPPINGTOWN & LOCATION                       OF DEVELOPMENT                     SPECIAL FEATURES
----------------------------------  ----------------------------------  ----------------------------------
OTHER EAST COAST CENTERS
  Independence Mall, .............             Opened 1979              JCPenney, Sears, Belk Beery
    Wilmington, North Carolina
  South Shore, (1) ...............             Opened 1963              Macy's, JCPenney, Sears, Lord &
    Bay Shore, New York                   Redeveloped 1997/1998         Taylor,

------------------------

(1) Under redevelopment during 1998.

(2) In January 1999, the Company acquired the remaining 32% interest not previously owned by the Company.

(3) Total GLA includes office square footage.

(4) The Center is subject to ground leases with the cities of Escondido and San Diego which expire in 2038.

MORTGAGE AND OTHER SECURED DEBT ON PORTFOLIO PROPERTIES

    The following table sets forth certain information regarding debt secured by the Company's interests in the Centers, including the Company's pro rata share of debt encumbering Centers in which the Company has less than a 100% interest. All mortgage debt is nonrecourse to the Company. The information set forth below is as of December 31, 1998.

                                                                                                           EARLIEST
                                                                                                             DATE
                                                   PRINCIPAL    ANNUAL DEBT              BALANCE DUE ON  ON WHICH THE
                                    INTEREST        BALANCE       SERVICE     MATURITY      MATURITY     NOTE CAN BE
PROPERTY PLEDGED AS COLLATERAL        RATE          (000'S)       (000'S)       DATE        (000'S)        PREPAID
-------------------------------  ---------------  ------------  ------------  ---------  --------------  ------------
Capital Mall...................       6.38%       $     27,802   $    1,774    12/11/01   $     27,802       12/2001(1)
Cerritos.......................    LIBOR+1.75           95,000        7,107    11/17/99         95,000       12/1998
Crestwood......................       6.38              74,699        4,766    12/11/01         74,699       12/2001(1)
Downtown Plaza.................    LIBOR+1.50           92,476        6,684      6/2/99         92,476       12/1998
Enfield........................       6.38              36,706        2,342    12/11/01         36,706       12/2001(1)
Fox Hills......................       6.38              46,699        2,979    12/11/01         46,699       12/2001(1)
Horton Plaza...................       6.38             111,900        7,139    12/11/01        111,900       12/2001(1)
Mid Rivers.....................       6.38              53,229        3,396    12/11/01         53,229       12/2001(1)
Montgomery Mall................       6.51             121,515        7,911     2/11/01        121,515        2/2001(3)
North County Fair (6)..........       7.00              73,745        6,399     5/30/22        --             6/2022(7)
Northwest Plaza................       6.38              79,052        5,044    12/11/01         79,052       12/2001(1)
Oakridge.......................       6.38              37,004        2,361    12/11/01         37,004       12/2001(1)
Parkway Plaza..................       6.38              82,417        5,258    12/11/01         82,417       12/2001(1)
Plaza Bonita...................       6.38              76,678        4,892    12/11/01         76,678       12/2001(1)
Solano.........................       7.00              19,026        1,788      7/1/18        --             4/2018(5)
Solano.........................       7.00              23,043        2,108      1/1/06         18,572       10/2005(5)
South County...................       6.51              28,735        1,871     2/11/01         28,735        2/2001(3)
Topanga........................    LIBOR+1.50           44,000        3,180     2/17/99         44,000       12/1998
Topanga........................       7.00              61,603        6,279     2/01/02         54,856        2/2002(4)
Trumbull.......................       7.15             136,456       14,183     7/01/00        130,727        4/2000(2)
UTC............................       7.20              81,041        7,340      1/1/06         67,396        9/2005(4)
West County....................       6.51              16,750        1,090     2/11/01         16,750        2/2001(3)
West Covina....................       6.38              89,837        5,732    12/11/01         89,837       12/2001(1)
West Park......................       6.38              30,077        1,919    12/11/01         30,077       12/2001(1)
May Department Stores..........       6.39              16,782        2,489     2/04/04        --             2/2004
May Department Stores..........       7.33              55,167        5,342     2/04/14        --             2/2014
                                                  ------------  ------------             --------------
  Total wholly-owned...........                      1,611,439      121,373                  1,416,127

Mission Valley (9).............       6.78              56,850        3,854    12/31/04         56,850       12/1999
Plaza Camino Real (9)..........       9.50              14,628        1,515     6/01/00         14,497        3/2000(4)
Vancouver (9)..................       9.78              15,634        1,701     5/13/02         15,035        2/2002(8)
Valley Fair (9)................    LIBOR+0.75           42,500        2,749    10/20/99         42,500       12/1998
Independence Mall (9)..........    LIBOR+1.00           22,985        2,382      8/4/03         16,994       12/1998
Santa Anita (9)................       7.00              42,306        4,690      2/1/04         38,641       11/2003(10)
Santa Anita (9)................       7.00              14,630        1,638      2/1/04         13,322       11/2003(10)
                                                  ------------  ------------             --------------
                                                  $  1,820,972 11)  $  139,902            $  1,613,966
                                                  ------------  ------------             --------------
                                                  ------------  ------------             --------------

------------------------

 (1) Beginning December 1999, the loans may be simultaneously prepaid in full at any regular payment date without penalty or premium.

 (2) Prepayment in entirety with 60 days notice subject to the greater of a yield maintenance premium (as defined) or 1% of balance, until April 2000.

 (3) May be prepaid with a premium equal to the greater of a yield maintenance premium or a declining 1% premium (as defined).

 (4) May be prepaid for the greater of 1% of the outstanding principal balance or yield maintenance premium amount (as defined).

 (5) Beginning July 2000, the loan may be prepaid for a 5% premium declining 0.5% annually to a minimum of 1%. Both obligations to the lender must be prepaid simultaneously.

 (6) Contingent interest is owed at 30% of receipts in excess of $8.3 million.

 (7) Beginning June 2004, the loan may be prepaid for a 6% premium; this declines 0.5% annually to a minimum of 1% plus ten times contingent interest during the 12-month period preceeding prepayment.

 (8) May be prepaid for the greater of 2% of the outstanding principal balance or yield maintenance premium amount (as defined).

 (9) Reflects the Company's pro rata share of debt.

 (10) Beginning March 1999, both notes may be simultaneously prepaid in full for the greater of a yield maintenance premium or a declining 2% premium (as defined).

 (11) A reconciliation of the Company's pro rata share of debt secured by the Company's interest in the Centers to the consolidated indebtedness as of December 31, 1998, is as follows:

                                                                                              (000'S)
                                                                                            ------------
Pro rata share of debt secured by the Company's interests in the Centers..................  $  1,820,972
Less: Pro rata share of debt secured by unconsolidated partnership Centers................       (95,747)
Plus: Minority interest in debt secured by consolidated Centers...........................        24,702
Unsecured consolidated indebtedness.......................................................       891,088
                                                                                            ------------
Consolidated indebtedness.................................................................  $  2,641,015
                                                                                            ------------
                                                                                            ------------

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company's common stock trades on the New York Stock Exchange ("NYSE"), under the symbol "WEA." The following table sets forth the per share high and low for the quarter based on intra-day trading as reported by the NYSE and distributions declared for the Company's common stock on a quarterly basis since May 16, 1997, the date of the Company's initial public offering (the "Offering").

                                                                                       DECLARED
                                                       HIGH        LOW       CLOSE    DISTRIBUTION
                                                     ---------  ---------  ---------  -----------
1999
  First Quarter (to March 12, 1999)................  $   18.25  $   15.81  $   17.13         N/A
1998
  Fourth Quarter...................................  $   18.13  $   15.88  $   17.25   $   0.355
  Third Quarter....................................      17.88      15.69      17.13       0.355
  Second Quarter...................................      18.44      16.75      18.38       0.355
  First Quarter....................................      18.75      16.81      17.63       0.355
1997
  Fourth Quarter...................................  $   17.81  $   14.25  $   17.00   $    0.35
  Third Quarter....................................      17.25      16.00      16.63        0.35
  Second Quarter (from May 16, 1997)...............      17.63      15.25      16.88        0.16

    The number of shareholders of record of the Company's common stock was 115 as of March 12, 1999.

    The Company intends to continue to pay regular quarterly distributions to the holders of its common stock. The 1998 distributions include a dividend declared on December 18, 1998 to shareholders of record on December 31, 1998 of $33.0 million or $0.355 per common share for the quarter ended December 31, 1998. For the years ended December 31, 1998 and 1997, the Company declared distributions per common share of $1.42 and $1.59, respectively.

    On August 12, 1998, December 24, 1998 and December 29, 1998, the Company issued 416,667, 138,889 and 138,889 shares, respectively, of Series C, Series C-1 and Series C-2 cumulative convertible redeemable preferred stock (collectively, the "Series C Preferred Stock"). The Series C Preferred Stock was issued to Security Capital Preferred Growth Incorporated ("SCPG") in exchange for gross proceeds of $125,000,000, and has a par value of $1.00 per share and a liquidation value $180 per share. Each share of Series C Preferred Stock is currently convertible into 10 shares of common stock of the Company, subject to adjustment. All of the Series C Preferred Stock was offered and sold to SCPG, an accredited investor, pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), provided by
Section 4(2) of the Act. In connection with such sales, the Company paid an aggregate of $1,250,000, in private placement commissions.

    On August 12, 1998 and December 22, 1998, the Company issued 416,667 and 138,889 shares, respectively, of Series D and Series D-1 cumulative convertible redeemable preferred stock (collectively, the "Series D Preferred Stock"). The Series D Preferred Stock was issued to Westfield America Trust ("WAT"), the Company's largest shareholder, in exchange for gross proceeds of $100,000,000, and has a par value of $1.00 per share and a liquidation value $180 per share. Also on August 12, 1998, the Company issued 277,778 shares of the Series D Preferred Stock to Westfield America Investments Pty Limited ("WAI"), a subsidiary of WHL, in exchange for gross proceeds of $50,000,000. The Series D Preferred Stock is not convertible into the Company's common stock, unless (i) the conversion is approved by the shareholders of the Company, which consent the Company will seek to obtain at its next annual meeting or (ii) the Series D Preferred Stock is sold to an individual or entity to whom the Company may issue its common stock without shareholder approval. Subject to the foregoing, each share of Series D Preferred Stock is currently convertible into 10 shares of common stock of the Company, subject to adjustment. All of the Series D Preferred Stock was offered and sold to either WAT or WAI pursuant to the exemption from the registration requirements of the Act, provided by Section 4(2) of the Act.

    In May 1998, the Company entered into a stock subscription agreement with WAT. Subject to shareholder approval, the Company has the right to sell, and WAT has the obligation to purchase, up to AUS $465 million (approximately US $285 million at December 31, 1998 foreign currency exchange rates) of the Company's common stock in three equal installments at a 5% discount to the then prevailing market price of the Company's common stock at June 2001, 2002 and 2003.

ITEM 6: SELECTED FINANCIAL DATA

    The following table sets forth historical and consolidated financial data for the Company and should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The Company's Consolidated Financial Statements are not necessarily indicative of the future financial position and results of operations of the Company. The Company believes that the book value of its real estate assets, which reflects the historical cost of such real estate assets less accumulated depreciation, is less than the current market value of its properties.

                                                                                           PERIOD FROM       PREDECESSOR
                                                                                           FEBRUARY 12,      PERIOD FROM
                                                                                               1994        JANUARY 1, 1994
                                                  YEARS ENDED DECEMBER 31,                   THROUGH           THROUGH
                                      -------------------------------------------------    DECEMBER 31,     FEBRUARY 11,
                                         1998         1997         1996         1995           1994             1994
                                      -----------  -----------  -----------  ----------  ----------------  ---------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
Revenues:
  Minimum rents.....................  $   226,089  $   147,971  $   105,295  $   74,727     $   58,750        $   7,309
  Tenant recoveries.................       91,909       64,662       44,423      32,335         32,023            4,036
  Percentage rents..................       10,467        4,175        3,991       1,690          2,470              467
  Service fee and other income......           --           --           --          --          6,213              957
                                      -----------  -----------  -----------  ----------       --------          -------
    Total revenue...................      328,465      216,808      153,709     108,752         99,456           12,769
Expenses:
  Operating.........................       97,359       64,156       47,339      33,532         29,477            4,326
  Management fees...................        6,264        4,074        3,191       1,828             --               --
  Advisory fees(1)..................        6,140           --        2,600          --             --               --
  General and administrative........        1,519          949          808         776          7,129            2,543
  Depreciation and amortization.....       76,926       53,913       38,596      29,150         24,897            3,605
                                      -----------  -----------  -----------  ----------       --------          -------
    Operating income................      140,257       93,716       61,175      43,466         37,953            2,295
  Interest expense, net.............     (106,852)     (57,472)     (40,233)    (27,916)       (24,156)            (481)
                                      -----------  -----------  -----------  ----------       --------          -------
  Income before other income and net
    gain............................       33,405       36,244       20,942      15,550         13,797            1,814
  Equity in net income (loss) of
    unconsolidated real estate
    partnerships....................        5,949        3,887        3,707       4,412           (386)          (2,151)
  Interest and other income.........       17,196        9,212        1,110       1,884          1,830              340
  Gain on sale of investments,
    net.............................       53,895           --           --          --             --               --
  Minority interest in earnings of
    consolidated real estate
    partnerships....................       (4,257)      (2,478)      (1,063)         --             --               --
                                      -----------  -----------  -----------  ----------       --------          -------
  Net income........................  $   106,188  $    46,865  $    24,696  $   21,846     $   15,241        $       3
                                      -----------  -----------  -----------  ----------       --------          -------
                                      -----------  -----------  -----------  ----------       --------          -------
Net income allocable to dilutive
  common shares.....................  $    88,569  $    35,437  $    20,432  $   21,843     $   15,241        $       3
                                      -----------  -----------  -----------  ----------       --------          -------
                                      -----------  -----------  -----------  ----------       --------          -------
Earnings per dilutive common
  share(2)..........................  $      1.20  $      0.54  $      0.42  $     0.48     $     0.34
                                      -----------  -----------  -----------  ----------       --------
                                      -----------  -----------  -----------  ----------       --------
Dividends declared per dilutive
  common share(2)...................  $      1.42  $      1.59  $      1.51  $     1.68     $     0.81
                                      -----------  -----------  -----------  ----------       --------
                                      -----------  -----------  -----------  ----------       --------

                                                                                                            PREDECESSOR
                                                                                           PERIOD FROM      PERIOD FROM
                                                                                           FEBRUARY 12,      JANUARY 1,
                                                                                               1994             1994
                                                 YEARS ENDED DECEMBER 31,                    THROUGH          THROUGH
                                   ----------------------------------------------------    DECEMBER 31,     FEBRUARY 11,
                                       1998          1997         1996         1995            1994             1994
                                   -------------  -----------  -----------  -----------  ----------------  --------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OTHER DATA:
EBITDA(3)........................  $     256,931  $   177,858  $   124,352  $   102,199     $   83,529       $    8,691
Funds from Operations(4).........  $     140,839  $   111,271  $    75,842  $    65,792     $   53,315       $    4,942
Cash flows provided by operating
  activities.....................  $      97,859  $    91,180  $    55,244  $    41,937     $   20,665       $    5,294
Cash flows (used in) provided by
  investing activities...........  $  (1,346,534) $  (560,965) $   (90,969) $     6,529     $   23,556       $  (23,501)
Cash flows provided by (used in)
  financing activities...........  $   1,262,944  $   474,059  $    42,454  $   (62,722)    $  (67,988)      $   26,013
Funds from operations allocable
  to common shares (2), (4)......  $     120,557  $   100,555  $    71,578  $    65,789     $   53,315
Weighted average number of
  dilutive common shares (2).....         73,901       65,505       49,063       44,978         44,902
Ratio of earnings to fixed
  charges(2),(5).................          1.54x        1.92x        1.77x        2.25x          2.89x
Ratio of earnings to combined
  fixed charges and preferred
  stock dividends(2),(5).........          1.33x        1.61x        1.60x        2.25x          2.89x
Ratio of FFO to fixed
  charges(2),(4),(5).............          2.28x        2.87x        2.78x        3.35x          3.21x
Ratio of FFO to combined fixed
  charges and preferred stock
  dividends(2),(4),(5)...........          1.97x        2.40x        2.52x        3.35x          3.21x

                                                                           DECEMBER 31,
                                                 ----------------------------------------------------------------
                                                     1998          1997          1996         1995        1994
                                                 ------------  ------------  ------------  ----------  ----------

                                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Investments in real estate, net................  $  3,690,258  $  1,848,501  $  1,310,434  $  829,484  $  848,892
Total assets...................................  $  3,820,639  $  1,969,630  $  1,341,854  $  841,990  $  879,951
Notes payable and revolving credit facility....  $  2,641,015  $  1,107,425  $    770,625  $  426,781  $  420,397
Minority interest..............................  $     42,605  $     25,123  $         54  $       --  $       --
Shareholders' equity...........................  $    746,119  $    770,380  $    518,530  $  380,419  $  430,782

------------------------

(1) The advisory fee first became payable for the year ended December 31, 1998.

(2) Information for the period January 1, 1994 through February 11, 1994 is not presented because it is not comparable.

(3) EBITDA represents the Company's share of net income before interest, taxes, gain on sale of investments, depreciation and amortization. While EBITDA should not be construed as an alternative to operating income (as determined in accordance with GAAP) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP), nor as a measure of liquidity and other consolidated income or cash flow statement data determined in accordance with GAAP. The Company believes that EBITDA is an effective measure of shopping center operating performance because EBITDA is unaffected by the debt and equity structure of the property owner.

(4) The Company computes FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 which defines FFO as net income (loss) (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP), as a measure of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP), as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. In addition, FFO as computed by the Company may not be comparable to similarly titled figures reported by other REITs. The Company believes that FFO is an effective measure of the Company's operating performance because analysts and investors usually use FFO in analyzing the operating results of real estate companies rather than using earnings per share.

(5) Fixed charges consist of interest, including capitalized interest and amortization of debt expense.

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

GENERAL BACKGROUND

    The Company's results of operations from year to year are due primarily to acquisitions in 1998, 1997 and 1996 which are summarized as follows:

1998 ACQUISITIONS:

    In 1998, the Company invested approximately $1.8 billion to acquire interests in 16 Centers, including a portfolio of 12 shopping centers from TrizecHahn for approximately $1.4 billion. The Properties acquired in 1998 were as follows:

HAHN CENTERS:

UTC                            -- 100% interest acquired in July 1998.

Valley Fair                    -- 50% managing, non-controlling interest acquired in July
                                  1998.

Solano                         -- 100% interest acquired in September 1998.

Parkway Plaza                  -- 100% interest acquired in September 1998.

Fox Hills                      -- 100% interest acquired in October 1998.

Oakridge                       -- 100% interest acquired in October 1998.

Downtown Plaza                 -- 100% interest acquired in October 1998.

Horton Plaza                   -- 100% interest acquired in October 1998.

Capital Mall                   -- 49% managing, non-controlling interest acquired in
                               October 1998 and the remaining 51% acquired in December
                                  1998.

North County Fair              -- the remaining 55% interest not previously owned by the
                                  Company acquired in October 1998.

Cerritos                       -- 50% managing, non-controlling interest acquired in July
                               1998 and the remaining 50% acquired in November 1998.

Santa Anita                    -- 39.7% managing, non-controlling interest acquired in
                               September 1998 and an additional 50% interest acquired in
                                  December 1998, which provided the Company with a
                                  controlling interest in the property.

OTHER ACQUISITIONS:

Crestwood                      -- 100% interest acquired in January 1998.

Promenade                      -- 100% interest acquired in June 1998.

Independence Mall              -- 60% interest acquired in August 1998 and an additional
                               10% interest acquired in October 1998.

Topanga                        -- the remaining 58% interest not previously owned by the
                                  Company acquired in November 1998.

    The Centers acquired in 1998 (referred to as the "1998 Acquisition Centers") were acquired with proceeds obtained from the Company's unsecured revolving credit facility, the issuance of shares of the Company's Series C Preferred Stock and Series D Preferred Stock totaling $275 million, the issuance of new secured and unsecured debt, the issuance of notes to Australian investors (the "Capital Notes") totaling $301.1 million, the assumption of debt, the exercise of warrants in WHL (the "WHL Warrants") and subsequent sale of WHL shares for $99.7 million and the issuance of partnership interests and Investor Unit Rights valued at $32.3 million.

    At December 31, 1998 and for the year then ended, the Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 29 Centers, the equity in income of five unconsolidated real estate partnerships, the equity in income of North County Fair, Topanga, Cerritos, Santa Anita and Capital Mall until these Centers became consolidated, 12 separate department store properties net leased to the May Company under financing leases, certain other real estate investments, the Garden State Plaza Loan (discussed below) and the exercise of the WHL Warrants.

1997 ACQUISITIONS:

Garden State Plaza Loan        -- In May 1997, the Company made a participating loan
                               totaling $145 million to two wholly-owned affiliates of WHL.
                                  The loan is secured by the affiliates' 50% partnership
                                  interest in Garden State Plaza, a super-regional shopping
                                  center located in Paramus, New Jersey

WHL Warrants                   -- In May 1997, the Company acquired 49 million
                               non-transferable WHL Warrants which entitled the Company to acquire WHL ordinary shares at a price equal to AUS $4.67
                                  per share.

Wheaton                        -- 68% managing, controlling interest acquired in June 1997

Annapolis                      -- adjacent land and the remaining 70% interest not
                               previously owned by the Company acquired in June 1997

Meriden                        -- the remaining 50% interest not previously owned by the
                                  Company acquired in September 1997

Northwest Plaza                -- 100% interest acquired in December 1997

    The Centers acquired in 1997 (referred to as the "1997 Acquisition Centers") were funded from proceeds obtained from the Company's Offering in May 1997, the Company's unsecured corporate credit facility and the Company's interest in a department store property net leased to the May Company.

    At December 31, 1997 and for the year then ended, the Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 17 Centers, the equity in income of five unconsolidated real estate partnerships, the equity in income of Annapolis, and Meriden until these Centers became consolidated, 12 separate department store properties net leased to the May Company under financing leases, certain other real estate investments, and the Garden State Plaza Loan.

    For the year ended December 31, 1996, the Company's statements of income and cash flows reflect the consolidated financial results of 12 Centers, the equity in income of seven unconsolidated real estate partnerships, 13 separate department store properties net leased to the May Company under financing leases, certain other real estate investments and the Company's acquisition of Connecticut Post, South Shore and Trumbull (the "1996 Acquisition Centers") in July 1996.

RESULTS OF OPERATIONS

COMPARISONS OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

    TOTAL REVENUES increased $111.7 million or 52% to $328.5 million for the year ended December 31, 1998 as compared to $216.8 million for the same period in 1997. The increase is the result of the addition of the 1997 and 1998 Acquisition Centers which contributed $104.6 million or 94% of the increase in total revenues. Excluding the total revenues generated by the 1997 and 1998 Acquisition Centers, total revenues increased $7.1 million due to completed redevelopments, increased occupancy, higher base rents and higher percentage rents due to higher sales throughout the portfolio.

    TOTAL EXPENSES increased $65.1 million or 53% to $188.2 million for the year ended December 31, 1998 as compared to $123.1 million for the same period in 1997. The increase was due primarily to the addition of the 1997 and 1998 Acquisition Centers, which contributed a combined $53.1 million or 82% of the increase in total expenses. Excluding the total expenses incurred as a result of the 1997 and 1998 Acquisition Centers, total expenses increased $12.0 million due primarily to the advisory fee totaling $6.1 million, which first became payable by the Company to the Advisor in 1998, and an increase in depreciation primarily due to redevelopments placed into service in 1998 and 1997.

    INTEREST EXPENSE, net of capitalized interest, increased $49.4 million or 86% to $106.9 million for the year ended December 31, 1998 as compared to $57.5 million for the same period in 1997, due primarily to increased borrowings under the Company's secured and unsecured loan facilities, the Capital Notes and debt assumed and issued in conjunction with the acquisition of the 1998 and 1997 Acquisition Centers.

    EQUITY IN NET INCOME OF UNCONSOLIDATED REAL ESTATE PARTNERSHIPS increased approximately $2.0 million to $5.9 million for the year ended December 31, 1998 as compared to $3.9 million for the same period in 1997 due primarily to the acquisition of joint venture interests in Valley Fair, Independence Mall, Capital Mall, Cerritos and Santa Anita, which were partially offset by the acquisition of the remaining 55% interest in North County Fair in October 1998 and 58% interest in Topanga in November 1998.

    INTEREST AND OTHER INCOME increased $8.0 million to $17.2 million for the year ended December 31, 1998 as compared to $9.2 million for the same period in 1997. The increase was due to a full year of interest earned on the Garden State Plaza Loan and interest earned on temporary investments.

    NET INCOME increased $59.3 million to $106.2 million for the year ended December 31, 1998 primarily due to a net gain of $53.9 million that resulted from the sale of investments in April 1998, net of a loss from the reversal of certain interest rate swap agreements in August 1998. Excluding this net gain, net income increased $5.4 million or 12% to $52.3 million for the year ended December 31, 1998 as compared to $46.9 million for the same period in 1997 for the reasons discussed above.

COMPARISONS OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

    TOTAL REVENUES increased $63.1 million or 41% to $216.8 million for the year ended December 31, 1997 as compared to $153.7 million for the same period in 1996. The increase was primarily the result of a full year of operations of the 1996 Acquisition Centers, the acquisitions of the 1997 Acquisition Centers, which contributed a combined $51.7 million or 82% of the increase in total revenues. Excluding the total revenues generated by the 1996 and 1997 Acquisition Centers, total revenues increased $11.4 million due to higher minimum rent resulting from Eastland, Mid Rivers and Mission Valley redevelopments, higher occupancy and higher specialty leasing throughout the portfolio.

    TOTAL EXPENSES increased $30.6 million or 33% to $123.1 million for the year ended December 31, 1997 as compared to $92.5 million for the same period in 1996. The increase was primarily the result of a full year of operations of the 1996 Acquisition Centers, the acquisition of the 1997 Acquisition Centers, which contributed a combined $30.1 million or 98% of the increase in total expenses. Excluding the total expenses incurred by the acquisitions and an advisory fee, not payable in 1996 of $2.6 million, total expenses increased $3.1 million due primarily to an increase in depreciation from the Mid Rivers, Eastland and Mission Valley redevelopments placed into service in 1997.

    INTEREST EXPENSE, net of capitalized interest, increased $17.3 million or 43% to $57.5 million for the year ended December 31, 1997 as compared to $40.2 million for the same period in 1996. The increase was due to the acquisition of the 1996 Acquisition Centers which contributed $8.8 million of the increase in interest expense. Excluding the 1996 Acquisition Centers, interest expense increased $8.5 million due to additional borrowings on the Company's revolving credit facility as a result of the acquisition of the 1997 Acquisition Centers, and lower interest capitalized due to the completion of redevelopments.

    EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE PARTNERSHIPS increased by $0.2 million to $3.9 million for the year ended December 31, 1997 as compared to $3.7 million for the same period in 1996 due to improved operating results totaling $1.7 million as a result of increased occupancy, rental rates and specialty leasing income at all the partnerships and recovery of earthquake repair costs of $0.4 million at Topanga, partially offset by the consolidation of Annapolis and Meriden.

    INTEREST AND OTHER INCOME increased $8.1 million to $9.2 million for the year ended December 31, 1997 as compared to $1.1 million for the same period in 1996. The increase was primarily due to interest earned of $8.3 million on the Garden State Plaza Loan.

    MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED REAL ESTATE PARTNERSHIPS increased $1.4 million to $2.5 million for the year ended December 31, 1997 as compared to $1.1 million for the same period in 1996 due to the acquisition of a 68% managing interest in Wheaton.

    NET INCOME increased $22.2 million or 90% to $46.9 million from $24.7 million for the same period in 1996 for the reasons discussed above.

CASH FLOWS

YEAR ENDED DECEMBER 31, 1998

    Cash and cash equivalents increased $14.3 million for the year ended December 31, 1998 due to excess cash generated by operating activities and financing activities over cash used in investing activities. Net cash provided by operating activities totaled $97.9 million which represents the cash flow generated by the 1998 Acquisition Centers, a full year of operations of the 1997 Acquisition Centers, a full year of interest income earned on the Garden State Plaza Loan and the operations of the Company's existing portfolio. The net cash used in investing activities during the year ended December 31, 1998 totaled $1,346.5 million due primarily to the acquisition of the 1998 Acquisition Centers and cash used to fund renovations, expansions, tenant allowances and other capital expenditures totaling $1,475.3 million which was partially offset by investment proceeds obtained from the sale of WHL Stock totaling $99.7 million, $9.8 million in cash distributions received from unconsolidated partnerships, notes receivable and deferred financing leases receivable repayments totaling $4.9 million, restricted cash used in the redevelopment of Mission Valley--West totaling $4.4 million and an increase in the cash balance of consolidated real estate partnerships that were previously accounted for as unconsolidated real estate partnerships totaling $10.0 million. The net cash flow provided by financing activities totaled $1,262.9 million primarily as a result of net borrowings totaling $1,117.6 million obtained to fund the purchase of the 1998 Acquisition Centers and the $275.0 million in proceeds generated from the issuance of convertible preferred stock which was partially offset by cash distributions paid to preferred and common shareholders totaling $117.0 million, stock issuance costs totaling $8.8 million and cash distributions totaling $3.9 million paid to minority interests in consolidated real estate partnerships.

YEAR ENDED DECEMBER 31, 1997

    Cash and cash equivalents increased $4.3 million for the year ended December 31, 1997 due to excess cash generated by operating activities and financing activities over cash used for investing activities. Net cash provided by operating activities totaled $91.2 million which represent the cash flow generated by the 1997 Acquisition Centers, a full year of operations for the 1996 Acquisition Centers, interest income earned on the Garden State Plaza Loan and the operations of the Company's existing portfolio. The net cash used in investing activities totaled $561.0 million due primarily to the acquisition of the 1997 Acquisition Centers and cash used to fund renovations, expansions, tenant allowances and other capital expenditures totaling $386.2 million, funding the Garden State Plaza Loan totaling $145.0 million, the purchase of WHL Warrants totaling $15.2 million and increase in restricted cash totaling $28.3 million due to the funding of the Mission Valley--West construction loan. The cash used in investing activities was partially offset by investment proceeds obtained from cash distributions received from unconsolidated partnerships totaling $10.0 million, notes receivable and deferred financing lease receivable repayments totaling $2.6 million, and an increase in the cash balances of consolidated real estate partnerships that were previously accounted for as unconsolidated real estate partnerships totaling $1.1 million. The net cash flow provided by financing activities totaled $474.1 million primarily as a result of net borrowings totaling $286.8 million obtained to fund the purchase of the 1997 Acquisition Centers and the $300.4 million in net proceeds generated from the issuance of common and preferred stock in conjunction with the Company's Offering which was partially offset by cash distributions paid to preferred and common shareholders totaling $111.7 million and cash distributions totaling $1.4 million paid to minority interests in consolidated real estate partnerships.

YEAR ENDED DECEMBER 31, 1996

    Cash and cash equivalents increased $6.7 million for the year ended December 31, 1996 due to excess cash generated by operating activities and financing activities over cash used for investing activities. Net cash provided by operating activities totaled $55.2 million which represents the cash flow generated by the 1996 Acquisition Centers and the operations of the Company's existing portfolio. The net cash used in investing activities totaled $91.0 million primarily due to the purchase of the 1996 Acquisition Centers and cash used to fund renovations, expansions, tenant allowances and other capital expenditures totaling $106.9 million which was partially offset by investment proceeds obtained from cash distributions received from unconsolidated partnerships totaling $11.4 million, notes receivable and deferred financing lease receivable repayments totaling $2.0 million and an increase in cash balances of consolidated real estate partnerships that were previously accounted for as unconsolidated real estate partnerships totaling $2.4 million. The net cash flow provided by financing activities totaled $42.5 million primarily due to net proceeds generated from the issuance of common and preferred stock net of issuance costs totaling $405.4 million, used to redeem common stock of $218.0 million, partially offset by net distributions paid to preferred and common shareholders totaling $68.2 million, net repayments of debt totaling $76.4 million and cash distributions totaling $0.3 million paid to minority interests in consolidated real estate partnerships.

FFO--FUNDS FROM OPERATIONS

    The Company computes FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of NAREIT in March 1995 which defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. In addition, FFO as computed by the Company may not be comparable to similarly titled figures reported by other REITs. The Company believes that FFO is an effective measure of the Company's operating performance because analysts and investors usually use FFO in analyzing the operating results of real estate companies rather than using earnings per share.

    The following is a summary of the Company's FFO and a reconciliation of net income to FFO for the periods presented:

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             ---------------------------------
                                                                1998        1997       1996
                                                             ----------  ----------  ---------
                                                                     ($ IN THOUSANDS)
Funds from Operations......................................  $  140,839  $  111,271  $  75,842
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------
Increase in Funds from Operations from prior period........        26.6%       46.7%      15.3%

Reconciliation:
  Net income...............................................  $  106,188  $   46,865  $  24,696
  Gain on sale of investments..............................     (53,895)         --         --
  Depreciation and amortization:
    Deferred financing leases..............................       2,138       2,044      1,883
    Consolidated properties................................      76,926      53,913     38,596
    Unconsolidated real estate partnerships................      10,753       9,456     11,100
    Minority interest portion..............................      (1,271)     (1,007)      (433)
                                                             ----------  ----------  ---------
Funds from Operations......................................  $  140,839  $  111,271  $  75,842
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------

EBITDA--EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

    The Company believes that there are several important factors that contribute to the ability of the Company to increase rent and improve profitability of its shopping centers, including aggregate retailer sales volume, sales per square foot, occupancy levels and retailer costs. Each of these factors has a significant effect on EBITDA. The Company believes that EBITDA is an effective measure of operating performance because EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA: (i) does not represent cash flow from operations as defined by GAAP; (ii) should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's overall performance; (iii) is not indicative of cash flows from operating, investing and financing activities (determined in accordance with GAAP); and (iv) is not an alternative to cash flows (determined in accordance with GAAP) as a measure of the Company's liquidity.

    The Company's EBITDA after minority interest plus its pro-rata share of EBITDA of unconsolidated real estate partnerships increased from $124.4 million in 1996 to $256.9 million in 1998. The growth in EBITDA reflects the addition of Total GLA, increased rental rates, increased retailer sales, improved occupancy levels and effective control of operating costs.

    The following is a summary of the Company's EBITDA and a reconciliation of EBITDA to FFO (which has been reconciled to the Company's net income above) for the periods presented:

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                              1998        1997        1996
                                                           ----------  ----------  ----------
                                                                    ($ IN THOUSANDS)
EBITDA...................................................  $  256,931  $  177,858  $  124,352
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Increase in EBITDA from prior period.....................        44.5%       43.0%       21.7%

Reconciliation:
  Funds from Operations..................................  $  140,839     111,271      75,842
  Interest expense:
    Consolidated properties..............................     106,852      57,472      40,233
    Unconsolidated real estate partnership...............      10,193       9,858       8,748
    Minority interest portion of consolidated
      properties.........................................        (953)       (743)       (471)
                                                           ----------  ----------  ----------
EBITDA...................................................  $  256,931  $  177,858  $  124,352
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1998, the Company had unused capacity under its unsecured revolving credit facility totaling $108.8 million which will be utilized to fund acquisition and redevelopment activities and as a working capital facility. Through its hedging activities, the Company has fixed the interest rates applicable to the outstanding balance under this facility at rates ranging from 7.08% to 7.26%.

    As of December 31, 1998, the Company's balance of cash and cash equivalents was $25.3 million, not including its proportionate share of cash held by unconsolidated real estate partnerships.

    During 1998, the Company acquired the 1998 Acquisition Centers for approximately $1.8 billion including the assumption of debt. The funds for these acquisitions were obtained from the utilization of its existing credit facility, new secured and unsecured loan facilities, sale of assets and issuance of debt and equity securities as further described below.

    In December 1998, the Company issued $75 million of Series C-1, C-2 and D-1 preferred stock. SCPG purchased $50 million of the Series C-1, and C-2 preferred stock and WAT purchased $25 million of the Series D-1 preferred stock. Each share of preferred stock is convertible to ten shares of the Company's common stock at the price of $18.00 per share and has a dividend rate equal to the greater of 8.5% or the dividend declared on the Company's common stock. The Series D-1 preferred stock acquired by WAT is not convertible into the Company's common stock until approval is obtained from the Company's shareholders which the Company will seek to obtain at its next annual meeting.

    In December 1998, the Company issued a collateralized non-recourse note payable totaling $746.1 million. The proceeds were used to finance a portion of the property portfolio purchased from TrizecHahn and to refinance an existing collateralized non-recourse note and a portion of the unsecured revolving credit facility. The note is due in December 2001 and interest is provided at LIBOR plus 0.53%. The Company has fixed the rate on this note at 6.38% through interest rate swap contracts.

    During the year ended December 31, 1998, the Company obtained secured and unsecured loan facilities totaling $239,000 in connection with the purchase of the 1998 Acquisition Centers. These secured and unsecured loan facilities are due at various dates in 1999 and bear interest at either LIBOR + 1.5% or LIBOR + 1.75%.

    During the year ended December 31, 1998, the Company assumed mortgage debt totaling approximately $478.2 million on a pro rata basis in connection with its acquisition of interests in Cerritos, UTC, Valley Fair, Independence Mall, Solano, Topanga, Downtown Plaza, North County Fair and Santa Anita.

    In December 1998, the Company acquired a 1% interest in Capital Mall for cash and issued 978,378 Investor Unit Rights in exchange for the remaining 50% interest in Capital Mall not already owned by the Company.

    In August 1998, the Company issued $200 million of Series C and D preferred stock. Each share of Series C and Series D preferred stock is convertible into ten shares of the Company's common stock at the price of $18.00 per share and has a dividend rate equal to the greater of 8.5% or the dividend declared on the Company's common stock.

    Additionally, in August 1998, the Company issued 786,286 units in Westfield Independence Mall Limited Partnership in conjunction with the acquisition of an interest in Independence Mall. Under certain circumstances, each unit of Westfield Independence Mall Limited Partnership is exchangeable for cash or, at the option of the Company, into shares of the Company's common stock.

    In June 1998, the Company issued $301.1 million of unsecured subordinated notes ("Capital Notes") to Australian investors, repayable in three equal installments due in June 2001, 2002 and 2003 and bearing interest at 8.38% per annum.

    In May 1998, the Company entered into a stock subscription agreement with WAT. Subject to shareholder approval, the Company has the right to sell, and WAT has the obligation to purchase, up to AUS $465 million (approximately US $285 million at December 31, 1998 foreign currency exchange rates) of the Company's common stock in three equal installments at a 5% discount to the then prevailing market price of the Company's common stock at June 2001, 2002 and 2003. Based upon the foreign currency exchange rate on March 12, 1999, the Company would receive approximately US $296 million.

    In April 1998, the Company exercised the WHL Warrants. As a result of the exercise, WHL elected to pay the profit element of the WHL Warrants by issuing 20,339,066 WHL ordinary shares. These shares were then sold by the Company for $99.7 million.

    The Company's consolidated indebtedness at December 31, 1998 was $2,641.0 million, of which $2,472.3 million is fixed-rate debt and $168.7 million is variable rate debt after considering interest rate protection agreements totaling $1.7 billion. The interest rate on the fixed rate debt ranges from 6.38% to 8.38%. The Company's pro-rata share of debt-to-total market capitalization, based on the share price at December 31, 1998 was 54.6%, excluding the Capital Notes from the numerator. The maturity dates of consolidated indebtedness range from 1999 to 2018. Scheduled principal amortization and balloon payments in connection with maturing consolidated indebtedness over the next five years and thereafter are set forth in the table below:

YEAR                                                              AMOUNT
--------------------------------------------------------------  -----------
                                                                    (IN
                                                                THOUSANDS)
1999..........................................................   $ 346,433
2000..........................................................     632,572
2001..........................................................   1,025,110
2002..........................................................     165,368
2003..........................................................     111,016
Thereafter....................................................     360,516

    The Company believes that redevelopment, repositioning and expansion are key to maximizing the use and performance of its assets and increasing its income growth and capital appreciation. The Company continually evaluates the redevelopment potential of its Properties including Properties which have undergone redevelopment in the past five years. Due to the financial and regulatory burdens presented by the development of new regional shopping centers, the Company believes that an on-going redevelopment program provides a cost efficient means of ensuring that the Company's existing Centers compete effectively within their existing markets and are able to attract new customers.

    Capital expenditures and capitalized leasing costs totaled $60.9 million, $70.0 million, and $45.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. The following table shows the components of capital expenditures and capitalized leasing costs.

                                                          FOR THE YEARS ENDED DECEMBER
                                                                       31,
                                                         -------------------------------
                                                           1998       1997       1996
                                                         ---------  ---------  ---------
                                                                 ($ IN MILLIONS)
Renovations and expansions.............................  $    46.5  $    61.2  $    39.0
Tenant allowances......................................        8.9        5.5        5.0
Capitalized leasing costs..............................        4.6        2.9        1.7
Other capital expenditures.............................        0.9        0.4        0.1
                                                         ---------  ---------  ---------
  Total................................................  $    60.9  $    70.0  $    45.8
                                                         ---------  ---------  ---------
                                                         ---------  ---------  ---------

    Capital expenditures were financed by external funding and recovery of costs from retailers where applicable. The Company is currently involved in several development projects and had outstanding commitments with contractors totaling approximately $54.3 million as of December 31, 1998, which will be funded through existing mortgage debt, new mortgage debt and the unsecured revolving credit facility.

    The historical sources of capital used to fund the Company's operating expenses, interest expense, recurring capital expenditures and non-recurring capital expenditures (such as major building renovations and expansions) have been: (i) Funds from Operations, (ii) the issuance of secured and unsecured debt and (iii) the issuance of equity. The Company anticipates that development projects, expansion projects and potential acquisitions will be funded by external financing sources.

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

DISTRIBUTIONS

    A distribution was declared on December 18, 1998 to shareholders of record on December 31, 1998 of $33.0 million or $0.355 per common share for the quarter ended December 31, 1998, which is equal to $1.42 per common share on an annualized basis. The Company intends to pay regular quarterly distributions to holders of its common stock.

INFLATION

    Inflation has remained relatively low during the past three years and has had a minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the retailers' leases contain provisions designed to lessen the impact of inflation on the Company. Such provisions include clauses enabling the Company to receive percentage rentals based on retailer's gross sales, which generally increase as prices rise, contractual rent steps, which increase rental rates during the term of the lease, or both. In addition, the remaining terms of the existing leases are for an average period of less than ten years, which may enable the Company to replace existing leases with new leases at higher effective rentals if rents on the existing leases are below the then existing market rate. Substantially all of the leases, other than those for Anchors, require the retailers to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in cost and operating expenses resulting from inflation.

    Inflation may however, have a negative effect on some of the Company's other operating items. Interest and general and administrative expense may be adversely affected by inflation as these costs could increase at a rate higher than rents. The Company enters into interest rate swap contracts as a means of reducing its exposure to fluctuations in interest rates; however, there can be no assurance that the Company will not be adversely affected by increases in interest rates. Also, for leases with stated rent increases, inflation may have a negative effect because the rent increases specified in these leases could be lower than the increase in inflation at any given time.

YEAR 2000 READINESS

    The Year 2000 Problem is the result of computer hardware and software systems (collectively referred to as "Systems" and individually as a "System") having been designed to use a two-digit code rather than a four-digit code to define the applicable year, as in "98" to represent "1998". Any of the Company's Systems may misinterpret a date using "00" as the year 1900 rather than the year 2000. This could result in errors causing such Systems to become unreliable or to fail.

    On behalf of the Company, the Company's Manager began a company-wide assessment in 1997 (the "Project") to identify the Company's reliance on Systems using a two digit date code as well as the Company's exposure to third party customers and suppliers critical to the Company's operations. The Project includes an assessment of the Company's dependence upon such Systems and third parties as well as establishing priorities for addressing any Systems or third party customers and suppliers which are assessed as potential year 2000 compliance risks.

    The Company's initial assessment identified four areas of concern: (i) internal Systems which the Company uses for information processing, data storage and communication, (ii) fire, life and safety systems installed at the Company's Properties which are used for measurement and control of mechanical devices essential to the properties' use and operations, (iii) economic dependence upon significant customers which are critical to the Company's operations, and (iv) relationships with third-party suppliers upon which the Company's business is substantially dependent.

INTERNAL SYSTEMS

    In 1997, the Manager completed a comprehensive assessment of all communication, hardware and software Systems believed to be critical to the Company's operations. As a result of that assessment, the Manager began a program of replacing and upgrading all Systems which were identified as not being Year 2000 compliant. Requirements for replacing all hardware and software Systems included receipt of written confirmation that the new Systems were Year 2000 compliant. The conversion was substantially completed on October 31, 1998. The Manager is now in the final stage of the conversion which consists of testing the computer system for Year 2000 compliance. Based upon the assessments and testing to date, no contingency plans are expected to be needed. Management considers its efforts to ensure Year 2000 compliance of its internal Systems to be adequate; however, assurances obtained from hardware and software vendors have not been independently verified and there can be no assurance that testing yet to be performed will be adequate, in all instances, to ensure that all software and hardware systems are compatible and able to function reliably in the year 2000 and thereafter. The cost of the computer conversion as well as the costs to test the System's Year 2000 compliance will be incurred by the Manager and are not reimbursable by the Company.

FIRE, LIFE AND SAFETY SYSTEMS

    Management's initial assessment of the fire, life and safety Systems and the heating, ventilating and air conditioning ("HVAC") Systems at its Properties indicates that manual overrides on most Systems are available as an alternative to existing automated controls for monitoring and controlling existing Systems. The Manager has completed an assessment of all electronic and mechanical control systems at its Properties and is currently in the process of upgrading or replacing any Systems which are not Year 2000 compliant prior to September 30, 1999. Any cost incurred to replace or upgrade such Systems are a cost of maintaining the Centers and are therefore considered to be recoverable from the tenants under the terms of existing leases. Although there can be no assurance, management considers the financial impact and risk of significant loss because of System changes or business interruptions caused by fire, life and safety Systems and HVAC Systems which are not Year 2000 compliant to be small.

SIGNIFICANT CUSTOMERS

    The Company is also reliant on its customers to make the necessary preparations for the Year 2000 so that their business operations will not be interrupted, thus threatening their ability to honor their financial commitments. As of December 31, 1998, all retailers and Anchors had been notified of their responsibilities under their leases and REAs notwithstanding interruptions to their business resulting from Year 2000 problems. The Manager is communicating with each of the retailers about their plans and progress in addressing their respective Year 2000 problems. An initial risk assessment is expected to be substantially completed by March 31, 1999. Although the Manager's inquiries indicate that most of these companies are working on becoming Year 2000 compliant, there can be no assurance that failure to make necessary modifications would not have a material adverse affect on the Company. The cost of communicating with the Company's tenants will be incurred by the Manager and is not reimbursable by the Company.

THIRD-PARTY SUPPLIERS

    Exposure to third-party suppliers is considered to pose a significant risk. Information requests have been distributed to key third-party suppliers and replies are being evaluated. Where the risk assessment indicates significant exposure, follow-up questionnaires and direct contact in the form of teleconferences and site visits will be performed to assess accuracy of information received and to determine and minimize, to the extent possible, potential loss exposure. This assessment is anticipated to be completed by the end of the second quarter of 1999. Although management believes that its efforts with respect to such risks are appropriate, there can be no assurance that such efforts will be adequate to determine the readiness of any of its key third-party suppliers in sufficient time to prevent a material adverse effect on the Company. The Company's contingency planning for non-compliant third-party suppliers is to identify by the third quarter of 1999, to the extent possible, alternative suppliers who are Year 2000 compliant as a replacement source for goods or services. The cost of communicating with the Company's third-party suppliers will be incurred by the Manager and is not reimbursable by the Company.

WORST CASE SCENARIO

    The worse case scenario could be an extended loss of utility service resulting from interruptions at the point of power generation or line transmission or local distribution to the Company's properties. Such an interruption could result in an inability to provide tenants with access to their spaces thereby affecting the

Company's ability to collect rent and pay its obligations which could result in a material adverse effect on the Company. The effect could be as insignificant as a minor interruption in services provided to tenants at the Centers resulting from unanticipated problems encountered by the Company's Systems or any of the significant third parties with whom the Company does business. The pervasiveness of the Year 2000 issue makes it likely that previously unidentified issues will require remediation during the normal course of business. In such a case, the Company anticipates that automated procedures could be replaced by manual procedures while Systems are repaired and that such interruptions would have a minor effect on the Company's operations.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

    This report includes, and future public filings and oral and written statements by the Company and its management may include, statements (other than the consolidated financial statements and other statements of historical fact) that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible future results of operations, earnings, expenses, cash flows, funds from operations and other capital resources of the Company (including with respect to increased revenues and rental rates, cost savings and operating efficiencies) and market trends set forth under (a) Item
3. "Legal Proceedings" (b) Item 1. "Business-The Shopping Center Business," "Costs of Occupancy," "Mall Store Rental Rates," "The Company's Strategy for Operations and Growth," "Insurance" and "Environmental Matters," (c) Item 5. "Market for Registrant's Common Equity and Related Shareholder Matters," (d)
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations Comparisons of Year Ended December 31, 1998 to Year Ended December 31, 1997 and Year Ended December 31, 1997 to Year Ended December 31, 1996," "Liquidity and Capital Resources," "Distributions," "Inflation," and "Year 2000 Readiness," and (e) statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "anticipates," "intends," "plans," "estimates," "proposes," "scheduled," or other similar expressions.

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

    The following important factors, and those important factors described elsewhere in this report (including without limitation those discussed in "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings"), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements; (i) risks generally inherent in real estate investment, such as changes in the national economic climate, the regional economic climate (including the impact of local employers or industry concentrations on the economic climate) or local real estate conditions; perceptions by retailers or shoppers of the safety, convenience and attractiveness of a shopping center, trends in the retail industry; competition for retailers, changes in market rental rates and vacancy rates, the ability to collect rent from retailers, the need to periodically renovate, repair and relet space and the costs thereof; the ability of an owner to provide adequate management and maintenance and insurance, and increased operating costs, as well as changes in governmental regulations, zoning or tax laws; (ii) the ability of the Company to successfully redevelop properties (including the ability to complete the redevelopment, to complete construction within the estimated time frame and budget or to realize anticipated occupancy and rental rates from completed projects), or to achieve anticipated operating results from acquired properties; (iii) competition from other shopping centers and other forms of retailing; (iv) the impact of the financial condition of anchors and major tenants on the Centers' operations, including the bankruptcy or insolvency of anchors or retailers or the decision of any anchor or major tenant to not renew its lease when it expires;

(v) the Company's ability to make scheduled payments of principal or interest on, or to refinance its obligations with respect to its indebtedness and to comply with the covenants and restrictions contained in the instruments governing such indebtedness, which will depend on its future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors beyond its control, including changes in consumer buying patterns, regulatory developments and increased operating costs; and (vi) the Company's ability to continue to qualify as a REIT for federal income tax purposes and the taxation of the Company as a regular corporation if it were to lose that status, the 100% tax on net income from transactions that constitute prohibited transactions pursuant to the rules relating to REITs under the Code; and possible taxation of the Company with respect to built-in gain on disposition of certain property if such property disposed of during a ten-year period; and the possibility of a dramatic decrease in cash available for distributions if any such taxes become payable.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    In the normal course of business the Company enters into interest rate swap contracts to reduce its exposure to fluctuations in interest rates. Net interest differentials to be paid or received related to these contracts are accrued as incurred or earned. Any gain or loss from terminating current swap contracts is recognized in the period the swap contract is terminated or reversed. The Company's policy is to maintain fixed rate borrowing (including fixed rate mortgages and interest rate swaps) for 75% of forecast debt for a term of not more than ten years. Additional hedging may be entered into for up to 100% of forecast debt if interest rates are considered by management to be favorable.

    It is the Company's policy to enter into interest rate swap contracts to hedge fluctuations in interest rates only to the extent necessary to meet its objectives as stated above. The Company does not enter into interest rate swap contracts for speculative purposes.

    Interest rate exchange agreements are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). The agreements consist of swaps and involve the future receipt, of a floating rate based on LIBOR and the payment of a fixed rate. Since December 31, 1997, the Company has lengthened the average remaining term of its pro rata share of fixed rate borrowings and hedges, including delayed start swaps from
7.8 years to 9.1 years. In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract, the Company's exposure is limited to the interest rate differential between the contract rate and the market rate on the notional amount. The Company does not anticipate non-performance by any of the counterparties.

    The following is a summary of fixed rate debt, average fixed interest rate and average remaining term to maturity for the Company's pro rata share of fixed rate debt and variable rate debt which has been fixed through the use of interest rate swap contracts:

                                                            DECEMBER 31,
                                                        --------------------
                                                          1998       1997
                                                        ---------  ---------
                                                          ($ IN THOUSANDS)
Principal amount of fixed rate debt...................  $ 777,911  $ 703,175
Principal (notional) amount of other current fixed
  rate payable instruments............................  1,700,000    225,000
                                                        ---------  ---------
                                                        $2,477,911 $ 928,175
                                                        ---------  ---------
                                                        ---------  ---------
Fixed rate debt as a percentage of total notes payable
  and revolving credit facility.......................       91.4%      79.6%
                                                        ---------  ---------
                                                        ---------  ---------
Average effective fixed rate (inclusive of margins) of
  total fixed rate debt and hedges, including delayed
  start swaps.........................................       7.09%      7.10%
                                                        ---------  ---------
                                                        ---------  ---------
Average remaining term (in years) of total fixed rate
  borrowings and hedges, including delayed start
  swaps...............................................        9.1        7.8
                                                        ---------  ---------
                                                        ---------  ---------

    The Company has entered into one foreign currency exchange agreement related to the Capital Notes in order to eliminate its exposure to fluctuations in exchange rates.

    The estimated fair value of the Company's financial instruments have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market transaction. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

    For purposes of the Securities and Exchange Commission's market risk disclosure requirements, the Company has estimated the fair value of its financial instruments at December 31, 1998. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts as of December 31, 1998, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from the amounts presented below.

                           INTEREST RATE SENSITIVITY
             PRINCIPAL (NOTIONAL) AMOUNT BY CONTRACT MATURITY DATE

                                                                                                       ESTIMATED
                                                                                                         FAIR
                                                                                                         VALUE
                          1999       2000       2001       2002       2003     THEREAFTER     TOTAL    12/31/98
                        ---------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
                                              (AMOUNTS IN THOUSANDS EXCEPT INTEREST RATES)
ASSETS:
Participating loan to
  an affiliate........         --         --         --         --         --   $ 145,000   $ 145,000  $ 145,000
Average rate..........         --         --         --         --         --         8.5%
Direct financing
  leases receivable...  $   2,290  $   2,447  $   2,617  $   2,799  $   2,944   $  70,117   $  83,214  $  85,571

LIABILITIES:
Notes Payable--fixed
  rate................  $  14,958  $ 142,572  $ 178,648  $  65,005  $  10,653   $ 360,516   $ 772,352  $ 781,713
Average rate..........        7.1%       7.1%       6.6%       8.1%       6.8%        7.0%
Notes
  Payable--variable
  rate................  $ 331,475  $ 490,000  $ 846,462    100,363    100,363          --   $1,868,663 $1,868,663
Average rate..........      L+1.7 (1)     L+1.5 (1)     L+.70 (1)    L+2.32 (1)    L+2.32 (1)         --

INTEREST RATE SWAP
  CONTRACTS:
Current swaps where
  the Company receives
  L(1)................  $ 100,000         --  $ 100,000  $ 100,000  $ 100,000   $1,300,000  $1,700,000 $ (60,002)
Average rate..........       5.99%        --       5.95%      5.95%      5.95%       5.85%
Deferred swaps where
  the Company receives
  L(1)................         --         --         --  $ 317,000    100,000     600,000   $1,017,000 $ (28,673)
Average rate..........                                        6.21%      6.15%       6.11%

------------------------------

(1) L refers to the London Interbank Offered Rate (or "LIBOR").

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Consolidated Financial Statements and Financial Statement Schedules contained in Item 14.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item will be contained in the Company's definitive proxy statement for its 1999 annual meeting of shareholders which will be filed on or before April 30, 1999 and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

    The information required by this item will be contained in the Company's definitive proxy statement for its 1999 annual meeting of shareholders which will be filed on or before April 30, 1999 and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be contained in the Company's definitive proxy statement for its 1999 annual meeting of shareholders which will be filed on or before April 30, 1999 and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will be contained in the Company's definitive proxy statement for its 1999 annual meeting of shareholders which will be filed on or before April 30, 1999 and is incorporated herein by reference.

ITEM 14: EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a) 1. See page F-1 for a listing of consolidated financial statements submitted as part of this report.

       2. All other schedules have been omitted since the required information is either included in the Consolidated Financial Statements, not present, or not present in amounts sufficient to require submission of the schedules

       3. Exhibits submitted with this report as filed with the Securities and Exchange Commission and those incorporated by reference to other filings are listed on the exhibit index.

    (b) Reports on Form 8-K

       The Company filed the following reports on Form 8-K during the quarter ended December 31, 1998.

                                                                               FINANCIAL
DATE OF FILING                                             ITEMS REPORTED      STATEMENT
---------------------------------------------------------  --------------  ------------------
October 13, 1998.........................................       2, 7               No
October 16, 1998.........................................        7                Yes
October 19, 1998.........................................        7                Yes
November 13, 1998........................................       2, 7              Yes
December 2, 1998.........................................       2, 7               No
December 11, 1998........................................        5                 No

    (c) Exhibits submitted with this report as filed with the Securities and Exchange Commission and those incorporated by reference to other filings are listed on the exhibit index.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Auditors.............................................................................         F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997...............................................         F-3

Consolidated Statements of Income for Years ended December 31, 1998, 1997 and 1996.........................         F-4

Consolidated Statements of Changes in Shareholders' Equity for the Years ended December 31, 1998, 1997 and
  1996.....................................................................................................         F-5

Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996.................         F-6

Notes to Consolidated Financial Statements.................................................................         F-8

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
Westfield America Inc.:

    We have audited the accompanying consolidated balance sheets of Westfield America, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westfield America, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the consolidated results of operations and cash flows for each of the years in the three year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                         [LOGO]

Los Angeles, California
January 25, 1999

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1998          1997
                                                                                        ------------  ------------
                                                      ASSETS

Land..................................................................................  $    457,801  $    302,260
Buildings, improvements and equipment.................................................     3,185,969     1,491,067
Less accumulated depreciation.........................................................      (340,727)     (236,220)
                                                                                        ------------  ------------
  Net property and equipment..........................................................     3,303,043     1,557,107

Construction in progress..............................................................        20,254        11,651
Investments in unconsolidated real estate partnerships................................       138,747        49,391
Participating loan to affiliates......................................................       145,000       145,000
Direct financing leases receivable....................................................        83,214        85,352
                                                                                        ------------  ------------
  Net investment in real estate.......................................................     3,690,258     1,848,501

Cash and cash equivalents.............................................................        25,272        11,003
Restricted cash.......................................................................        25,820        28,305
Accounts receivable, net of allowance of $8,400 and $8,912 in 1998
  and 1997, respectively..............................................................        45,325        27,499
Deferred expenses and other assets, net...............................................        33,964        54,322
                                                                                        ------------  ------------
  Total assets........................................................................  $  3,820,639  $  1,969,630
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable and revolving credit facility...........................................  $  2,641,015  $  1,107,425
Accounts payable and accrued expenses.................................................        82,658        38,352
Distribution payable..................................................................        33,242        28,350
                                                                                        ------------  ------------
  Total liabilities...................................................................     2,756,915     1,174,127
                                                                                        ------------  ------------

Minority interests....................................................................        42,605        25,123
Series C and D preferred stock........................................................       275,000            --

Common stock..........................................................................           731           731
Series A and B preferred stock........................................................       121,000       121,000
Additional paid-in capital............................................................       624,388       648,649
                                                                                        ------------  ------------
  Total shareholders' equity..........................................................       746,119       770,380
                                                                                        ------------  ------------
  Total liabilities and shareholders' equity..........................................  $  3,820,639  $  1,969,630
                                                                                        ------------  ------------
                                                                                        ------------  ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                 1998         1997        1996
                                                                              -----------  ----------  ----------
REVENUES:
  Minimum rents.............................................................  $   226,089  $  147,971  $  105,295
  Tenant recoveries.........................................................       91,909      64,662      44,423
  Percentage rents..........................................................       10,467       4,175       3,991
                                                                              -----------  ----------  ----------
    Total revenues..........................................................      328,465     216,808     153,709
                                                                              -----------  ----------  ----------
EXPENSES:
  Operating.................................................................       97,359      64,156      47,339
  Management fees...........................................................        6,264       4,074       3,191
  Advisory fee..............................................................        6,140          --       2,600
  General and administrative................................................        1,519         949         808
  Depreciation and amortization.............................................       76,926      53,913      38,596
                                                                              -----------  ----------  ----------
    Total expenses..........................................................      188,208     123,092      92,534
                                                                              -----------  ----------  ----------

OPERATING INCOME............................................................      140,257      93,716      61,175

INTEREST EXPENSE, net.......................................................     (106,852)    (57,472)    (40,233)

OTHER INCOME:
  Equity in income of unconsolidated real estate partnerships...............        5,949       3,887       3,707
  Gain on sale of investments, net..........................................       53,895          --          --
  Interest and other income.................................................       17,196       9,212       1,110
                                                                              -----------  ----------  ----------

INCOME BEFORE MINORITY INTEREST.............................................      110,445      49,343      25,759

Minority interest in earnings of consolidated real
  estate partnerships.......................................................       (4,257)     (2,478)     (1,063)
                                                                              -----------  ----------  ----------
NET INCOME..................................................................  $   106,188  $   46,865  $   24,696
                                                                              -----------  ----------  ----------
                                                                              -----------  ----------  ----------
Net income allocable to preferred shares....................................  $    17,619  $   11,428  $    4,264
Net income allocable to common shares.......................................       88,569      35,437      20,432
                                                                              -----------  ----------  ----------
                                                                              $   106,188  $   46,865  $   24,696
                                                                              -----------  ----------  ----------
                                                                              -----------  ----------  ----------
EARNINGS PER COMMON SHARE:
  Basic.....................................................................  $      1.21  $     0.54  $     0.42
                                                                              -----------  ----------  ----------
                                                                              -----------  ----------  ----------
  Diluted...................................................................  $      1.20  $     0.54  $     0.42
                                                                              -----------  ----------  ----------
                                                                              -----------  ----------  ----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
  Basic.....................................................................       73,334      65,505      49,063
                                                                              -----------  ----------  ----------
                                                                              -----------  ----------  ----------
  Diluted...................................................................       73,901      65,548      49,063
                                                                              -----------  ----------  ----------
                                                                              -----------  ----------  ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                              ADDITIONAL                   TOTAL
                                                       COMMON     PREFERRED     PAID-IN     RETAINED   SHAREHOLDERS'
                                                        STOCK       STOCK       CAPITAL     EARNINGS      EQUITY
                                                     -----------  ----------  -----------  ----------  -------------
BALANCES, JANUARY 1, 1996..........................   $     451   $       --  $   379,968  $       --   $   380,419

Net income for the year ended
  December 31, 1996................................          --           --           --      24,696        24,696
Issuance of common stock...........................         212           --      342,109          --       342,321
Issuance of preferred stock........................          --       94,000           --          --        94,000
Cost of stock issuances............................          --           --      (29,000)         --       (29,000)
Redemption of common stock.........................        (136)          --     (217,864)         --      (218,000)
Advisory fee (not payable).........................          --           --        2,600          --         2,600
Distributions on preferred stock...................          --           --           --      (4,264)       (4,264)
Distributions on common stock......................          --           --      (53,810)    (20,432)      (74,242)
                                                          -----   ----------  -----------  ----------  -------------
BALANCES, DECEMBER 31, 1996........................         527       94,000      424,003          --       518,530

Net income for the year ended
  December 31, 1997................................          --           --           --      46,865        46,865
Issuance of common stock...........................         204           --      305,796          --       306,000
Issuance of preferred stock........................          --       27,000           --          --        27,000
Cost of stock issuances............................          --           --      (32,616)         --       (32,616)
Redemption of senior preferred stock...............          --           --          (57)         --           (57)
Distributions on preferred stock...................          --           --           --     (11,428)      (11,428)
Distributions on common stock......................          --           --      (71,163)    (35,437)     (106,600)
                                                          -----   ----------  -----------  ----------  -------------
BALANCES, DECEMBER 31, 1997, as previously
  reported.........................................         731      121,000      625,963      --           747,694
Adjustment to investment cost basis
  (Note 4).........................................          --           --       22,686          --        22,686
                                                          -----   ----------  -----------  ----------  -------------
BALANCES, DECEMBER 31, 1997, as restated...........         731      121,000      648,649          --       770,380

Net income for the year ended
  December 31, 1998................................          --           --           --     106,188       106,188
Issuance of common stock...........................          --           --          140          --           140
Cost of stock issuances............................          --           --       (8,834)         --        (8,834)
Distributions on preferred stock...................          --           --           --     (17,619)      (17,619)
Distributions on common stock......................          --           --      (15,567)    (88,569)     (104,136)
                                                          -----   ----------  -----------  ----------  -------------
BALANCES, DECEMBER 31, 1998........................   $     731   $  121,000  $   624,388  $       --   $   746,119
                                                          -----   ----------  -----------  ----------  -------------
                                                          -----   ----------  -----------  ----------  -------------

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                                1998          1997         1996
                                                                            -------------  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................  $     106,188  $    46,865  $   24,696
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.........................................         79,394       54,332      38,596
    Equity in income of unconsolidated real estate partnerships...........         (5,949)      (3,887)     (3,707)
    Minority interests in earnings of consolidated real estate
      partnerships........................................................          4,257        2,478       1,063
    Advisory fee (not payable in 1996)....................................             --           --       2,600
    Gain on sale of investments, net......................................        (53,895)          --          --
    Issuance of common stock to independent directors.....................            140           --          --
  Changes in assets and liabilities:
    Accounts receivable, net..............................................        (11,545)     (10,824)     (5,510)
    Deferred expenses and other assets....................................        (14,093)      (6,760)       (580)
    Accounts payable and accrued expenses.................................         (6,638)       8,976      (1,914)
                                                                            -------------  -----------  ----------
  Net cash flows provided by operating activities.........................         97,859       91,180      55,244
                                                                            -------------  -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures and acquisitions...................................     (1,475,338)    (386,238)   (106,878)
  Participating loan to affiliates........................................             --     (145,000)         --
  Purchase of WHL Warrants................................................             --      (15,184)         --
  Proceeds from sale of WHL Stock.........................................         99,670           --          --
  Cash distributions received from unconsolidated real estate
    partnerships..........................................................          9,812       10,013      11,430
  Cash and cash equivalents of consolidated real estate partnerships......         10,042        1,083       2,389
  Direct financing leases receivable repayments...........................          2,138        2,044       1,883
  Notes receivable repayments.............................................          2,720          622         107
  Decrease (increase) in restricted cash..................................          4,422      (28,305)        100
                                                                            -------------  -----------  ----------
  Net cash flows used in investing activities.............................  $  (1,346,534) $  (560,965) $  (90,969)
                                                                            -------------  -----------  ----------

    CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUES ON THE FOLLOWING PAGE.

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                           ---------------------------------------
                                                                               1998          1997         1996
                                                                           -------------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock.................................  $          --  $   436,500  $   340,405
  Proceeds from issuance of preferred stock..............................        275,000       27,000       94,000
  Redemption of common stock.............................................             --     (130,500)    (218,000)
  Redemption of preferred stock..........................................             --          (57)          --
  Cost of stock issuances................................................         (8,834)     (32,616)     (29,000)
  Cash distributions paid to preferred shareholders......................        (13,184)     (10,938)      (2,070)
  Cash distributions paid to common shareholders.........................       (103,766)    (100,721)     (69,568)
  Shareholders' recontribution of distributions..........................             --           --        3,426
  Cash distributions paid to minority interests, net.....................         (3,914)      (1,409)        (316)
  Proceeds from notes payable and revolving credit facility..............      1,313,188      653,456      114,172
  Principal payments on notes payable and revolving
    credit facility......................................................       (195,546)    (366,656)    (190,595)
                                                                           -------------  -----------  -----------
  Net cash flows provided by financing activities........................      1,262,944      474,059       42,454
                                                                           -------------  -----------  -----------
  Net increase in cash and cash equivalents..............................         14,269        4,274        6,729

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........................         11,003        6,729           --
                                                                           -------------  -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................................  $      25,272  $    11,003  $     6,729
                                                                           -------------  -----------  -----------
                                                                           -------------  -----------  -----------

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
  Interest (net of amounts capitalized)..................................  $     105,307  $    58,514  $    42,378
                                                                           -------------  -----------  -----------
                                                                           -------------  -----------  -----------
  Income taxes...........................................................  $         218  $        51  $        60
                                                                           -------------  -----------  -----------
                                                                           -------------  -----------  -----------

    NONCASH INVESTING AND FINANCING INFORMATION PROVIDED IN NOTES 8 AND 11.

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

1. ORGANIZATION:

    Westfield America, Inc. (the "Company"), a Missouri corporation, is primarily in the business of owning, operating, leasing, developing, redeveloping and acquiring super-regional and regional retail shopping centers in major metropolitan areas in the United States. The Company is a publicly traded real estate investment trust ("REIT"), with interests in 38 major shopping centers branded nationwide as "Westfield Shoppingtowns". The Company's portfolio, of Westfield Shoppingtowns includes clusters of multi-center regional and super-regional shopping centers in eight states in the east coast, midwest and west coast.

    The Company, through its controlling interest in Westfield America Limited Partnership (the "Operating Partnership") and its other subsidiaries, owns interests in a portfolio, of 23 super-regional shopping centers, 12 regional shopping centers, three power centers (individually a "Center" and collectively the "Centers"), 12 separate department store properties which are net leased under financing leases to The May Department Stores Company and are not located at the Centers, and certain other real estate investments (collectively including the Centers, the "Properties"). The Centers are located in eight states in the east coast, midwest and west coast regions of the United States.

    The Company is externally managed and advised by Westfield Holdings Limited ("WHL"), an affiliate of the Company and an Australian public company. The Company has engaged a property management company (the "Manager), asset management company (the "Advisor") and development company (the "Developer") to provide property management, asset management and development services to the Company under agreements that had initial terms of three years and are renewable annually thereafter. Each of the Manager, Advisor and Developer is a wholly-owned subsidiary of WHL, giving the Company access to WHL's worldwide management expertise and resources. In 1997, the Company changed its name from CenterMark Properties, Inc. to Westfield America, Inc., in conjunction with its initial public offering (the "Offering").

    The Company is organized and operated as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). In order to be treated as a REIT for income tax purposes, the Company must meet the minimum distribution requirements as well as certain asset, income and other tests specified by the Code. The Company intends to conduct its business so as to continue to satisfy the REIT provisions under the Code, including making distributions to its shareholders sufficient to meet the minimum distribution requirements.

    In 1998, the Company completed the exchange of its interests in most of the Centers and other assets for partnership interests ("Partnership Units") in the Operating Partnership. Also in 1998, the Operating Partnership issued units in the Operating Partnership to unrelated third parties ("Investor Unit Rights") in exchange for certain interests acquired. The Investor Unit Rights are held by various unrelated third parties who may under certain circumstances exchange their Investor Unit Rights for cash or, at the discretion of the Company, shares of the Company's common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

    The Company conducts its business through its Operating Partnership, wholly owned subsidiaries and affiliates. The consolidated financial statements include the accounts of the Company and all subsidiaries

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) over which the Company is able to exercise significant control. The Company does not consider itself to be in control when the other partners have important approval rights over major actions. Investments as general and limited partners in non-controlled partnerships are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENT IN REAL ESTATE:

    Buildings, improvements and equipment are stated at cost. Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest costs, real estate taxes, insurance and other development related costs incurred during construction periods are capitalized and depreciated on the same basis as the related assets. Expenditures for repairs and maintenance are charged to expense when incurred. Certain repair and maintenance costs are chargeable to the retailers as provided in their leases. Such reimbursements are included in tenant recoveries in the Consolidated Statements of Income. Depreciation is computed using the straight-line method over the estimated useful life of each property, which generally ranges from 3 to 50 years.

    When indicators of impairment are present, the Company reviews expected cash flows to be generated by the Properties to determine whether the value of any of the Properties have been impaired. An asset is considered to be impaired when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of December 31, 1998, there were no impairment indicators present.

CASH AND CASH EQUIVALENTS:

    The Company considers all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.

RESTRICTED CASH:

    Restricted cash represents funds totaling $19,092 set aside to pay operating and capital expenditures on properties which are collateral for secured loan facilities and funds totaling $6,728 to be utilized in the redevelopment of Mission Valley West (see Note 8).

REVENUE RECOGNITION:

    Shopping center space is generally leased to specialty retailers under leases which are accounted for as operating leases. Minimum rent revenues are recognized on a straight-line basis over the respective lease term. Percentage rents are recognized on an accrual basis as earned. Recoveries from retailers are recognized as income in the period during which the applicable costs are incurred.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

    The Company enters into interest rate swap contracts to reduce its exposure to fluctuations in interest rates. Net interest differentials to be paid or received related to these swap contracts are accrued as incurred or earned. Any gain or loss from terminating current swap contracts is recognized in the period the swap contract is terminated or reversed. Unamortized gains or losses are recognized in income when

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) the related debt matures or is extinguished. At December 31, 1998, the Company also holds a foreign exchange hedge agreement.

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

ACCOUNTS RECEIVABLE:

    Accounts receivable include amounts billed to retailers, deferred rent receivables arising from straight-lining of rents and accrued recoveries from retailers. Management periodically evaluates the collectibility of these receivables and adjusts the allowance for doubtful accounts to reflect the amounts estimated to be uncollectible.

DEFERRED EXPENSES AND OTHER ASSETS:

    Deferred expenses and other assets include costs associated with notes payable, retailer leases and prepaid expenses. Costs associated with obtaining notes payable are amortized based on the effective interest rate method. Costs related to leasing activities are capitalized and amortized over the initial term of the related lease.

EARNINGS PER SHARE:

    Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities using the treasury stock method.

INCOME TAXES:

    The Company has elected to be treated as a REIT for income tax purposes. As a REIT, the Company is required to meet the minimum distribution requirements as well certain asset, income and other tests as specified by the Code. No provision for income taxes has been included in the Company's financial statements since, the Company will generally not be liable for federal income taxes, provided it continues to distribute substantially all of its REIT taxable income. State income and franchise taxes are minimal and included in general and administrative expense.

SEGMENT REPORTING:

    Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
Related Information." Statement No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. As management views the Company as operating in a single business segment as described in Note 1, the adoption of Statement No. 131 did not result in additional disclosure of segment information as management does not operate its Properties based upon segments.

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

RECLASSIFICATION:

    Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentation.

3. ACQUISITIONS:

    During 1998, the Company invested approximately $1.8 billion to acquire interests in 16 shopping centers, including interests in 12 shopping centers from TrizecHahn Centers, Inc. ("TrizechHahn").

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

3. ACQUISITIONS: (CONTINUED)
Interests in the Centers acquired from TrizecHahn (the "Hahn Centers") and other independent third-parties are as follows:

PROPERTY                        LOCATION                                 INTEREST ACQUIRED
-----------------------  -----------------------  ----------------------------------------------------------------
HAHN CENTERS:
Capital Mall...........  Olympia, WA              49% managing, non-controlling interest acquired in October 1998 and the remaining 51% acquired in December 1998.

Cerritos...............  Cerritos, CA             50% managing, non-controlling interest acquired in July 1998 and the remaining 50% acquired in November 1998.

Downtown Plaza.........  Sacramento, CA           100% interest acquired in October 1998.

Fox Hills(1)...........  Culver City, CA          100% interest acquired in October 1998.

Horton Plaza...........  San Diego, CA            100% interest acquired in October 1998.

North County Fair......  Escondido CA             The remaining 55% interest not previously owned by the Company acquired in October 1998.

Oakridge...............  San Jose, CA             100% interest acquired in October 1998.

Parkway Plaza..........  El Cajon, CA             100% interest acquired in September 1998.

Santa Anita(2).........  Arcadia, CA              39.7% managing, non-controlling interest acquired in September
                                                    1998, an additional 50% interest acquired in December 1998 which provided the Company with a controlling interest in the property.

Solano.................  Fairfield, CA            100% interest acquired in September 1998.

University Towne.......  San Diego, CA            100% interest acquired in July 1998.

Valley Fair............  San Jose, CA             50% managing, non-controlling interest acquired in July 1998.

OTHER ACQUISITIONS:

Crestwood..............  St. Louis, MO            100% interest acquired in January 1998

Independence Mall......  Wilmington, NC           60% interest acquired in August 1998 and an additional 10%
                                                    interest acquired in October 1998.

Promenade..............  Woodland Hills, CA       100% interest acquired in June 1998.

Topanga................  Canoga Park, CA          The remaining 58% interest not previously owned by the Company acquired in November 1998.

------------------------

(1) In July 1998, the Company acquired a note receivable secured by Fox Hills, which was retired when the Company acquired the property in October 1998,

(2) In December 1998, in conjunction with the acquisition of the additional 50% interest in Santa Anita, the Company acquired the land and related ground lease under the Center.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

3. ACQUISITIONS: (CONTINUED)
    In conjunction with the above acquisitions, the Company assumed mortgage debt as described in Note 8.

    During 1997, the Company invested approximately $349,000 to acquire the following properties:

PROPERTY                        LOCATION                                 INTEREST ACQUIRED
-----------------------  -----------------------  ----------------------------------------------------------------
Wheaton................  Wheaton, MD              68% managing, non controlling interest acquired in June 1997.

Annapolis..............  Annapolis, MD            The remaining 70% interest not previously owned by the Company plus an additional 13.2 acre parcel of land adjacent to the
                                                    Center acquired in June 1997.

Meriden................  Meriden, CT              The remaining 50% interest not previously owned by the Company acquired in September 1997.

Northwest Plaza........  St. Ann, MO              100% interest acquired in December 1997.

    Additionally, in May 1997, the Company made a participating loan totaling $145,000 (the "Garden State Plaza Loan") to two wholly-owned, indirect subsidiaries of WHL which have a combined 50% partnership interest in Westland Garden State Plaza Limited Partnership, the owner of Garden State Plaza, a super-regional shopping center located in Paramus, New Jersey. The non-recourse loan provides for interest only at a fixed annual rate of 8.5% and is secured by the borrowers' 50% indirect interest in Garden State Plaza. The Company is entitled to receive participating interest payments based on 80% of the borrowers' share of the adjusted cashflow (as defined) from Garden State Plaza subject to an annual aggregate limit of fixed and participating interest in an amount equal to 11%. The loan matures in May 2007. During each of the years ended December 31, 1998, and 1997, the Company earned participating interest of $2,420 and $728, respectively.

4. DISPOSITIONS:

    In conjunction with the Offering, the Company acquired 49 million non-transferable warrants (the "WHL Warrants") to acquire ordinary shares of WHL. The Company's December 31, 1997 balance sheet has been restated to reflect the fair value of the WHL Warrants, which at the time of the Offering exceeded the Company's cost basis. In April 1998, with the consent of WHL, the Company exercised the WHL Warrants by electing to receive the profit element of the WHL Warrants. As a result of the exercise, the Company received 20,339,066 WHL ordinary shares which the Company sold for proceeds totaling $99,670.

    In August 1998, the Company recognized a loss totaling $11,806, resulting from the reversal of certain deferred interest rate swap agreements. This loss was netted against the gain from the sale of investments for purposes of financial statement presentation.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

5. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE PARTNERSHIPS:

    As of December 31, 1998, the Company holds unconsolidated interests as a general and managing partner in four real estate partnerships and both a general and limited partner in one real estate partnership. In October 1998, the Company acquired the 55% interest in North County Fair that it did not already own and in November 1998, the Company acquired the 58% interest in Topanga that it did not already own. In June 1997, the Company acquired the 70% interest in Annapolis that it did not already own and in September 1997, the Company acquired the 50% interest in Meriden that it did not already own. The Company's interest in each unconsolidated partnership as of December 31, 1998 is as follows:

                                                PERCENT
       PROPERTY               LOCATION         INTEREST
----------------------  --------------------  -----------
Valley Fair             San Jose, CA                50.0%
Vancouver               Vancouver, WA               50.0%
West Valley             Canoga Park, CA             42.5%
Plaza Camino Real       Carlsbad, CA                40.0%
Independence Mall       Wilmington, NC              70.0%

    A summary of the condensed combined balance sheet information for all unconsolidated real estate partnerships is as follows:

                                                            DECEMBER 31,
                                                        --------------------
CONDENSED COMBINED BALANCE SHEET INFORMATION              1998       1997
------------------------------------------------------  ---------  ---------
Investment in real estate:
  Land, buildings and improvements, at cost...........  $ 490,214  $ 290,092
  Less accumulated depreciation and amortization......    (46,908)  (105,495)
  Construction in progress............................      5,081      1,322
                                                        ---------  ---------
Net investment in real estate.........................    448,387    185,919
Other notes payable...................................   (185,674)  (175,289)
Other assets and liabilities, net, and interest of
  other partners......................................   (123,966)    38,761
                                                        ---------  ---------
Investments in unconsolidated real estate
  partnerships........................................  $ 138,747  $  49,391
                                                        ---------  ---------
                                                        ---------  ---------

    A summary of the condensed combined statements of income for all unconsolidated real estate partnerships which include the five real estate partnerships noted above including Valley Fair following its acquisition in July 1998, Independence Mall following its acquisition in August 1998, Cerritos for the period from July 1998 through November 1998, Santa Anita for the period from September 1998 to December 1998, Capital Mall for the period from October 1998 to December 1998, North County Fair

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

5. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE PARTNERSHIPS: (CONTINUED) through October 1998, Topanga through November 1998, Annapolis through June 1997 and Meriden through September 1997 is as follows:

                                                   FOR THE YEARS ENDED DECEMBER
                                                                31,
                                                  -------------------------------
CONDENSED COMBINED STATEMENTS OF INCOME
  INFORMATION                                       1998       1997       1996
------------------------------------------------  ---------  ---------  ---------
Total revenues:.................................  $  82,620  $  75,789  $  85,767
Costs and expenses:
  Operating, general and administrative
    expenses....................................     25,231     22,568     27,331
  Interest expense, net.........................     24,025     21,982     22,342
  Depreciation and amortization.................     16,867     18,314     25,338
                                                  ---------  ---------  ---------
Net income......................................     16,497     12,925     10,756
Other partners' share of income.................    (10,548)    (9,038)    (7,049)
                                                  ---------  ---------  ---------
Equity in income of unconsolidated real estate
  partnerships..................................  $   5,949  $   3,887  $   3,707
                                                  ---------  ---------  ---------
                                                  ---------  ---------  ---------

    Significant accounting policies used by the unconsolidated real estate partnerships are similar to those used by the Company.

6. LEASES:

DIRECT FINANCING LEASES RECEIVABLE:

    The Company owns certain properties that are leased to The May Department Stores Company under direct financing leases. The leases' initial terms expire in September 2017, and may be renewed for up to 14 additional five-year terms. The May Department Stores Company has the option to purchase the property under these leases at fair market value during the last 16 months of the initial term or any of the renewal option terms.

    The direct financing leases receivable are as follows:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
Minimum lease payments receivable.......................  $ 147,750  $ 155,630
Less unearned income (at 7%)............................    (64,536)   (70,278)
                                                          ---------  ---------
  Direct financing leases receivable....................  $  83,214  $  85,352
                                                          ---------  ---------
                                                          ---------  ---------

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

6. LEASES: (CONTINUED)
    Excluding options to extend, future minimum rentals to be received by the Company on the direct financing leases as of December 31, 1998, are as follows:

1999..............................................................  $   7,880
2000..............................................................      7,880
2001..............................................................      7,880
2002..............................................................      7,880
2003..............................................................      7,880
Thereafter........................................................    108,350
                                                                    ---------
                                                                    $ 147,750
                                                                    ---------
                                                                    ---------

PROPERTY RENTAL:

    Substantially all of the property owned by the Company is leased to third-party retailers under operating leases as of December 31, 1998. Lease terms vary between retailers and some leases include percentage rental payments based on sales volume.

    Future minimum rental revenues under noncancelable operating leases as of December 31, 1998, are as follows:

1999............................................................  $ 279,120
2000............................................................    264,309
2001............................................................    246,877
2002............................................................    225,433
2003............................................................    194,190
Thereafter......................................................    705,536
                                                                  ---------
                                                                  $1,915,465
                                                                  ---------
                                                                  ---------

    These amounts do not include percentage rentals which may become receivable under certain leases on the basis of retailer sales in excess of stipulated minimums.

GROUND LEASES:

    The Company leases the land underlying portions of several of its Centers. Future minimum annual ground lease payments for ground leases in effect as of December 31, 1998 are as follows:

1999...............................................................  $   1,437
2000...............................................................      1,435
2001...............................................................      1,438
2002...............................................................      1,449
2003...............................................................      1,449
Thereafter.........................................................     43,983
                                                                     ---------
                                                                     $  51,191
                                                                     ---------
                                                                     ---------

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

6. LEASES: (CONTINUED)

    These amounts do not include participation rentals which may become payable under certain ground leases on the basis of gross rental receipts in excess of a stipulated minimum.

7. DEFERRED EXPENSES AND OTHER ASSETS:

    Deferred expenses and other assets are summarized as follows:

                                                                DECEMBER 31,
                                                            --------------------
                                                              1998       1997
                                                            ---------  ---------
Investment in WHL Warrants (see Note 4)...................  $      --  $  37,870
Lease costs, net of accumulated amortization of $10,867
  and $4,767 in 1998 and 1997, respectively...............     16,178     10,241
Loan costs, net of accumulated amortization of $4,070 and
  $1,876 in 1998 and 1997, respectively...................     11,286      2,935
Prepaid and other assets..................................      6,500      3,276
                                                            ---------  ---------
                                                            $  33,964  $  54,322
                                                            ---------  ---------
                                                            ---------  ---------

8. NOTES PAYABLE AND REVOLVING CREDIT FACILITY:

    A summary of notes payable and revolving credit facility are as follows:

                                                                           DECEMBER 31,
                                                                       --------------------
                                                                         1998       1997
                                                                       ---------  ---------
Collateralized non-recourse notes to an insurance company, interest only payable monthly at 6.51%, due in 2001.........................  $ 167,000  $ 167,000
Collateralized non-recourse notes to an insurance company, interest only payable monthly at 6.15%, due in 1999. These notes were repaid
  and retired in December 1998.......................................         --    172,000
Collateralized recourse note to an insurance company, interest only payable monthly at 8.09%, due in 1999. This note was repaid and
  retired in December 1998...........................................         --     15,000
Senior collateralized non-recourse notes, interest at 6.39%,
  principal and interest payable quarterly, due in 2004..............     16,782     19,392
Senior collateralized non-recourse notes bearing interest at 7.33%, interest only payable until 2004, principal and interest payable
  thereafter, due in 2014............................................     55,167     55,167
Collateralized non-recourse note payable to an insurance company, interest at an effective rate of 7.15%, principal and interest
  payable monthly, due in 2000.......................................    136,456    140,866
Unsecured revolving credit facility with a group of banks with a maximum commitment of $600,000, interest only at LIBOR + 1.50%
  (7.21% effective rate at December 31, 1998) payable monthly, due in
  2000 with options to extend........................................    490,000    463,000

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

8. NOTES PAYABLE AND REVOLVING CREDIT FACILITY: (CONTINUED)

                                                                           DECEMBER 31,
                                                                       --------------------
                                                                         1998       1997
                                                                       ---------  ---------
Unsecured bridge facility with a group of banks, interest only at
  LIBOR + 1.5% (7.63% effective rate at December 31, 1998) payable
  monthly, due in 1999...............................................  $ 100,000  $      --
Collateralized commercial mortgage notes due in 2004, interest only
  payable monthly at 6.78%...........................................     75,000     75,000
Secured bridge facility with a group of banks, interest only at LIBOR
  + 1.5% (7.39% effective rate at December 31, 1998) payable monthly,
  due in 1999........................................................     44,000         --
Secured bridge facility with a group of banks, interest only at LIBOR
  + 1.75% (7.54% effective rate at December 31, 1998) payable monthly, due in 1999. This note was repaid and retired in January
  1999...............................................................     95,000         --
Collateralized non-recourse note payable to an insurance company, interest at 7.20%, principal and interest payable monthly, due in
  2006...............................................................     81,041         --
Collateralized non-recourse note payable to an insurance company, effective interest at 7.00%, principal and interest payable
  monthly, due in 2018...............................................     19,026         --
Collateralized non-recourse note payable to an insurance company, effective interest at 7.00%, principal and interest payable
  monthly, due in 2006...............................................     23,043         --
Collateralized non-recourse note payable to a bank, interest at LIBOR
  + 1.5% (6.53% effective rate at December 31, 1998), interest only
  payable monthly, due in 1999.......................................     92,476         --
Collateralized non-recourse note payable to an insurance company, effective interest at 7.00%, principal and interest payable
  monthly, due in 2022...............................................     73,745         --
Collateralized non-recourse note payable to an insurance company, effective interest at 7.00%, principal and interest payable
  monthly, due in 2002...............................................     61,603         --
Collateralized non-recourse notes payable to an insurance company, effective interest at 7.00%, principal and interest payable
  monthly, due in 2004...............................................     63,488         --
Collateralized note payable, interest only payable monthly at LIBOR +
  0.53% (6.38% effective rate at December 31, 1998) due in 2001......    746,100         --
Unsecured subordinated notes to Australian investors, interest payable semi-annually at LIBOR + 2.32% (8.38% effective rate at
  December 31, 1998), due in equal installments in 2001, 2002 and
  2003...............................................................    301,088         --
                                                                       ---------  ---------
                                                                       $2,641,015 $1,107,425
                                                                       ---------  ---------
                                                                       ---------  ---------

    In June, 1998 the Company issued $301,088 of unsecured subordinated notes ("Capital Notes") to Australian investors, repayable in three equal installments due in June 2001, 2002 and 2003. The Capital Notes, which are listed on the Australian Stock Exchange, are denominated in Australian dollars. In conjunction with the issuance of the Capital Notes, the Company entered into interest rate swap and foreign currency hedge agreements which effectively fixed the interest and principal payments due to holders of the Capital Notes in U.S. dollars and fixed the interest rate at 8.38%. The unrealized loss on the interest rate swap and foreign currency hedge agreements was approximately $12,551 at December 31, 1998. The Capital Notes have not been, and will not be, registered under the Securities Act of 1933, as

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

8. NOTES PAYABLE AND REVOLVING CREDIT FACILITY: (CONTINUED) amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

    At December 31, 1998, notes payable and revolving credit facility include mortgages assumed in conjunction with the acquisition of the Hahn Centers totaling $352,819. The fixed rate mortgages assumed were recorded at their estimated fair value at the time of their assumption. The mortgage debt secured by North County Fair also requires the Company to pay contingent interest equal to 30% of the excess of gross rental receipts over a stipulated minimum. During each of the years ended December 31, 1998, 1997 and 1996, contingent interest totaled $668, $587 and $563, respectively.

    Also in conjunction with the Centers acquired in 1998, the Company obtained borrowings totaling $239,000 through secured and unsecured loan facilities.

    In October and December 1998, the Company obtained borrowings totaling $746,100 under a secured loan facility to finance a portion of the Hahn Centers acquisition and to refinance an existing non-recourse note payable to an insurance company and the unsecured revolving credit facility. The loan bears interest at LIBOR + 0.53% and is collateralized by certain properties owned by the Company with a maturity date of December 2001. In connection with the borrowings made under this loan, the Company entered into an interest rate swap agreement which effectively fixed the variable rate of the loan at 6.38%.

    In conjunction with the acquisition of Topanga, the Company assumed a mortgage balance with a fair value of $61,603 at December 31, 1998. The assumed mortgage was recorded at its estimated fair value at the time of its assumption.

    Senior collaterized non-recourse notes totaling $71,949 and $74,559 at December 31, 1998 and 1997, respectively, are collateralized by the related direct financing leases receivable.

    Interest costs capitalized for the years ended December 31, 1998, 1997 and 1996, were $1,558, $1,404 and $1,503, respectively.

    On December 31, 1997, the Company issued collateralized commercial notes ("Notes") totaling $75,000 to refinance existing debt collateralized by Mission Valley and to provide construction financing for the redevelopment of Mission Valley-West. Notes totaling $40,000 bear interest at 6.78% and Notes totaling $35,000 bear interest at LIBOR + 0.70%. In conjunction with the issuance of the Notes, the Company entered into an interest rate cap agreement and interest rate floor agreement which effectively fix the floating rate Notes at 6.78%.

    Certain notes payable and revolving credit facility agreements provide for restrictive covenants relating to the maintenance of specified financial performance ratios such as minimum net worth, debt service coverage ratio, loan to value, ownership percentages and restrictions on future distribution payments. As of December 31, 1998, the Company was in compliance with these covenants.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

8. NOTES PAYABLE AND REVOLVING CREDIT FACILITY: (CONTINUED)
    The annual maturities of notes payable and the revolving credit facility as of December 31, 1998, are as follows:

1999............................................................  $ 346,433
2000............................................................    632,572
2001............................................................  1,025,110
2002............................................................    165,368
2003............................................................    111,016
Thereafter......................................................    360,516
                                                                  ---------
                                                                  $2,641,015
                                                                  ---------
                                                                  ---------

9. INTEREST RATE SWAP CONTRACTS:

    It is the Company's policy to enter into interest rate swap contracts only to the extent necessary to reduce its exposure to fluctuations in interest rates. The Company does not enter into interest rate swap contracts for speculative purposes. At December 31, 1998, the Company had 31 interest swap agreements. Interest rate swaps are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by any of the counterparties.

    The Company has also entered into deferred interest rate exchange agreements to manage future interest rates. The agreements consist of swaps and involve the future receipt, corresponding with the expiration of existing fixed rate debt, of a floating rate based on LIBOR and the payment of a fixed rate.

                                                          RANGE OF             RANGE OF
                                   NOTIONAL AMOUNT      FIXED RATES         MATURITY DATES
                                   ----------------  ------------------  ---------------------
Current Swaps where the Company
  is a receiver of LIBOR.........   $    1,700,000       5.85% to 6.03%    1/30/99 to 12/11/08
Deferred swaps where the Company
  is a receiver of LIBOR.........        1,017,000       5.99% to 6.26%    2/11/02 to 04/01/08

    The net unrealized loss on the interest rate swap contracts was approximately $88,675 at December 31, 1998.

    As of March 12, 1999, the net unrealized loss on the interest rate swap contracts was approximately $17,234 (unaudited).

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

10. CAPITAL STOCK:

    At December 31, 1998 and 1997, the total number of shares authorized, issued and outstanding were as follows:

                                                              DECEMBER 31, 1998            DECEMBER 31, 1997
                                                         ---------------------------  ---------------------------
                                                           NUMBER OF       NUMBER       NUMBER OF       NUMBER
                                                            SHARES       OF SHARES       SHARES       OF SHARES
                                                          AUTHORIZED    OUTSTANDING    AUTHORIZED    OUTSTANDING
                                                         -------------  ------------  -------------  ------------
Common stock, $.01 par value...........................    200,000,000    73,337,691    200,000,000    73,329,535
Excess stock, $.01 par value...........................    205,000,000            --    205,000,000            --
Non-voting senior preferred stock, $1.00 par value.....            200             2            200             2
Preferred stock, $1.00 par value of which 940,000
  shares are designated Series A cumulative redeemable
  preferred stock, 270,000 shares are designated Series
  B cumulative redeemable preferred stock, 416,667
  shares are designated Series C cumulative convertible
  redeemable preferred stock, 138,889 shares are
  designated Series C-1 cumulative convertible
  redeemable preferred stock, 138,889 shares are
  designated Series C-2 cumulative convertible
  redeemable preferred stock, 694,445 shares are
  designated Series D cumulative convertible redeemable
  preferred stock and 138,889 shares are designated
  Series D-1 cumulative convertible redeemable
  preferred stock......................................      5,000,000     2,737,779      5,000,000     1,210,000

SENIOR PREFERRED STOCK:

    Prior to redemption, holders of the Company's non-voting senior preferred stock were entitled to receive, when declared, cash dividends at an annual rate of $35 per share, payable quarterly. In February, 1999, the Company redeemed the senior preferred stock at $550 per share, plus unpaid accrued dividends totaling approximately $5 per share.

SERIES A AND B PREFERRED STOCK:

    The holder of the Company's Series A and B preferred stock is entitled to receive, when declared, cumulative cash dividends equal to the greater of $8.50 per annum per share or an amount currently equal to 6.2461, for Series A preferred stock, or 6.6667 for Series B preferred stock, times the dollar amount of dividends declared on the Company's common stock. The Company has an option to redeem the Series A and Series B preferred stock anytime after July 2003 and May 2004, respectively, at a redemption price of $100 per share, which is equal to the liquidation preference.

    Concurrent with the issuance of the Series A preferred stock in 1996 and the Series B preferred stock in 1997, the Company issued warrants (the "1996 Warrants" and "1997 Warrants") to Westfield America

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

10. CAPITAL STOCK: (CONTINUED)
Trust, an Australian public company and an affiliate of the Company, ("WAT") to purchase the Company's common stock. The 1996 Warrants, which expire in July 2016, entitle WAT to purchase 6,246,096 shares of the Company's common stock at an exercise price of $16.01 per share. The 1997 Warrants, which expire in May 2017, entitle WAT to purchase 2,089,550 shares of the Company's common stock at an exercise price of $15.00 per share. The holder of the Series A and B preferred stock also holds WAT Series A and B special options which entitle such holder to exchange each share of Series A and B preferred stock for WAT ownership units. Upon receipt of the Series A and B preferred stock, WAT can, with the Company's consent at such time, surrender the Series A and B preferred stock as consideration for the exercise of the 1996 and 1997 Warrants.

SERIES C AND D PREFERRED STOCK:

    The Series C, C-1, C-2, D and D-1 cumulative convertible redeemable preferred stock (collectively the "Series C and D Preferred Stock") are separate designations of preferred stock with similar terms. Holders of the Series C and D Preferred Stock are entitled to receive, when declared, cumulative cash dividends equal to the greater of $15.30 per annum per share or an amount equal to 10.0 times the dollar amount declared on the Company's common stock during the period. At any time, holders of the Company's Series C and D Preferred Stock have the right to convert all, or any portion, of their shares into 10 shares of common stock for each share of Series C and D Preferred Stock. Conversion of the Series D and D-1 preferred stock is subject to approval of the Company's stockholders. The Company has the option to redeem the Series C and D Preferred Stock anytime on or after August 2008 at a redemption price of $180 per share, which is equal to the liquidation preference. The original holders of the Company's Series C and D Preferred Stock have the right to require the Company to redeem the Series C and D Preferred Stock if the Company ceases to qualify as a REIT for federal tax purposes. Additionally, if there is a change in control, as defined, or, if after August 2008, the market price of the Company's common stock is less than $18.00 per share, holders of the Company's Series C and D Preferred Stock have the right to require the Company to redeem the Series C and D Preferred Stock.

    Holders of the Company's preferred stock are entitled to dividends before dividends are distributed to common stockholders. In general, preferred stockholders have no voting rights unless dividends are reduced or not declared on the preferred stock or common stock at which time the holders have certain rights to elect additional directors to the board of directors. Once all distributions in arrears are restored and paid in full, the directors elected by the preferred shareholders will cease to be directors and the number of directors on the board will be reduced accordingly.

COMMON STOCK:

    The holders of the Company's common stock vote together as a class on all matters and are entitled to receive distributions declared after payment of dividends on preferred stock. A distribution was declared on December 18, 1998 to stockholders of record on December 31, 1998 of $33,043 or $0.355 per common share, for the quarter ended December 31, 1998. This distribution was paid on January 29, 1999. The Company declared distributions of $1.42 per common share for the year ended December 31, 1998.

    In May 1998, the Company entered into a stock subscription agreement ("1998 Subscription Agreement") with WAT. Subject to shareholder approval, the Company has the right to sell, and WAT has the

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

10. CAPITAL STOCK: (CONTINUED)
obligation to purchase, up to AUS $465,000 (approximately US $285,000 at December 31, 1998 foreign currency exchange rates) of the Company's common stock in three equal installments at a 5% discount to the then prevailing market price of the Company's common stock at June 2001, 2002 and 2003. In lieu of issuing common stock at each installment date, the Company has the option to pay the 5% discount in cash or common stock.

    Based upon the foreign currency exchange rate on March 12, 1999, the Company will receive approximately US $296,000 (unaudited).

OPERATING PARTNERSHIP UNITS:

    Under certain circumstances investors in the Operating Partnership may exchange their Investor Unit Rights for cash or, at the discretion of the Company, shares of the Company's common stock. Holders of Investor Unit Rights are entitled to receive, when declared, distributions from the Operating Partnership in proportion to the dividends paid to holders of the Company's common stock.

EARNINGS PER SHARE

    The following is a summary of the elements used in basic and diluted earnings per share ("EPS") calculations:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                        ----------------------------------
                                                           1998        1997        1996
                                                        ----------  ----------  ----------
Net income............................................  $  106,188  $   46,865  $   24,696
Less: preferred stock dividends.......................     (17,619)    (11,428)     (4,264)
                                                        ----------  ----------  ----------
Income available to common shareholders (numerator)...  $   88,569  $   35,437  $   20,432
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
Weighted average common shares outstanding
  (denominator for basic EPS).........................  73,334,315  65,504,877  49,062,952
Dilutive equivalent common shares:
  1996 and 1997 Warrants..............................      71,240      42,824          --
  1998 Subscription Agreement.........................     495,024         N/A         N/A
                                                        ----------  ----------  ----------
Weighted average common shares and common share
  equivalents outstanding (denominator for diluted
  EPS)................................................  73,900,579  65,547,701  49,062,952
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
EPS:
  Basic...............................................  $     1.21  $     0.54  $     0.42
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
  Diluted.............................................  $     1.20  $     0.54  $     0.42
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------

    The Company's convertible preferred shares were not included in the earnings per share calculation as their effect is antidilutive.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

11. NON CASH INVESTING AND FINANCING INFORMATION:

    North County Fair ("NCF") was accounted for under the equity method until October 1998, when the Company acquired the remaining 55% interest that it did not already own. NCF is now consolidated with the Company. The Company's 45% interest in the condensed assets and liabilities of NCF in October 1998, were as follows:

Net investment in real estate.....................................  $  25,261
Cash and cash equivalents.........................................      1,007
Accounts receivable...............................................      1,167
Deferred expense and other assets, net............................        582
Note payable......................................................    (22,191)
Accounts payable and accrued liabilities..........................       (939)
                                                                    ---------
WEA's investment in NCF...........................................  $   4,887
                                                                    ---------
                                                                    ---------

    Topanga was accounted for under the equity method until November 1998, when the Company acquired the remaining 58% interest that it did not already own. Topanga is now consolidated with the Company. The Company's 42% interest in the condensed assets and liabilities of Topanga in November 1998, were as follows:

Net investment in real estate.....................................  $  37,944
Cash and cash equivalents.........................................        913
Accounts receivable...............................................        583
Deferred expense and other assets, net............................        995
Note payable......................................................    (23,842)
Accounts payable and accrued liabilities..........................       (723)
                                                                    ---------
WEA's investment in Topanga.......................................  $  15,870
                                                                    ---------
                                                                    ---------

    Annapolis was accounted for under the equity method until June 1997, when the Company acquired the remaining 70% partnership interest that it did not already own. Annapolis is now consolidated with the Company. The Company's 30% interest in the condensed assets and liabilities of Annapolis in June 1997, were as follows:

Net investment in real estate......................................  $  38,676
Cash and cash equivalents..........................................        184
Accounts receivable................................................        323
Deferred expenses and other assets, net............................        322
Accounts payable...................................................        (91)
                                                                     ---------
WEA's investment in Annapolis......................................  $  39,414
                                                                     ---------
                                                                     ---------

    Meriden was accounted for under the equity method until September 1997 when the Company acquired the remaining 50% interest that it did not already own. Meriden is now consolidated with the

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

11. NON CASH INVESTING AND FINANCING INFORMATION: (CONTINUED)
Company. The Company's 50% interest in the condensed assets and liabilities of Meriden in September 1997, were as follows:

Net investment in real estate.....................................  $  35,373
Cash and cash equivalents.........................................        235
Accounts and notes receivable.....................................        381
Deferred expenses and other assets, net...........................        527
Accounts payable..................................................       (291)
Note payable......................................................    (25,000)
                                                                    ---------
WEA's investment in Meriden.......................................  $  11,225
                                                                    ---------
                                                                    ---------

    The Company's purchase of a 68% managing interest in June 1997, in Wheaton, resulted in an increase in minority interest totaling $24,000.

    During 1998 and 1997, construction in process totaling $36,570 and $94,473, respectively, was placed into service.

12. INCOME TAXES: (UNAUDITED)

    Effective February 12, 1994, the Company elected to be treated as a REIT for income tax purposes. As a REIT, the Company will not incur significant Federal income taxes provided it continues to satisfy the various REIT Code requirements, does not dispose of certain properties and continues to distribute all of its REIT taxable income. On a per share basis, taxable cash distributions representing ordinary income to shareholders for the years ending December 31, 1998, 1997 and 1996 were $1.64, $0.65 and $0.88, respectively. The excess of distributions paid (for tax purposes) over the taxable portion of the distribution, if any, represents a non-taxable return of capital to the Company's shareholders.

13. RELATED PARTIES:

    The Manager entered into an agreement with WEA to manage and lease the properties in the Company's portfolio, beginning January 1, 1995. In consideration for providing these management services, the Manager is reimbursed certain recoverable property operating costs including mall related payroll and is entitled to receive gross fees of 5% of minimum and percentage rents received by the Company. Property management fees totaling $6,264, $4,074 and $3,191, net of capitalized leasing fees of $4,605, $2,988 and $1,667 were expensed by WEA for the years ended December 31, 1998, 1997 and 1996, respectively. Included in accounts payable and accrued expenses at December 31, 1998 and 1997, are management fees payable to the Manager totaling $1,299 and $1,068, respectively.

    In addition to the management fees, the Manager was reimbursed for recoverable operating costs including mall related payroll costs totaling $17,543, $14,431 and $8,409 for the years ended December 31, 1998, 1997 and
1996, respectively.

    The Company entered into a Master Development Framework Agreement with the Developer whereby the Company granted the Developer the exclusive right to carry out expansion, redevelopment and related works on WEA's wholly owned shopping centers and to endeavor to have the Developer be

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

13. RELATED PARTIES: (CONTINUED)
appointed by the relevant partner to carry out similar activities for jointly owned real estate partnerships. During 1998, 1997 and 1996, the Company reimbursed the Developer $51,224, $46,859 and $21,535, respectively, for expansion, redevelopment and related work.

    In July 1996, the Company engaged the Advisor to provide a variety of asset management and investment services subject to supervision of the Company. The Advisor is entitled to an annual fee equal to 25% of the annual Funds from Operations ("FFO"), as defined, in excess of the Advisory FFO Amount ($142,183 at December 31, 1998), but not to exceed 55 basis points of the Net Equity Value (as defined) of the Company's assets. The Advisory FFO amount is increased whenever the Company issues additional Common Stock. The Advisory Fee, which first became payable in 1998, was $6,140 for the year ended December 31, 1998.

    Included in interest and other income for the year ended December 31, 1998 and 1997, is interest income earned on the Garden State Plaza Loan totaling $14,745 and $8,326, respectively.

14. FINANCIAL INSTRUMENTS:

    The estimated fair value of the Company's financial instruments have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts as of December 31, 1998, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from the amounts presented herein.

                                                     DECEMBER 31, 1998     DECEMBER 31, 1997
                                                    --------------------  --------------------
                                                               ESTIMATED             ESTIMATED
                                                    CARRYING     FAIR     CARRYING     FAIR
                                                     AMOUNT      VALUE     AMOUNT      VALUE
                                                    ---------  ---------  ---------  ---------
Assets:
  Participating loan to an affiliate..............  $ 145,000  $ 145,000  $ 145,000  $ 145,000
  Direct financing leases receivable..............     83,214     85,571     85,352     83,000
  Cash............................................     25,272     25,272     11,003     11,003
  Restricted Cash.................................     25,820     25,820     28,305     28,305
  Accounts receivable.............................     45,325     45,325     27,499     27,499
  WHL Warrants....................................         --         --     37,870     62,136

Liabilities:
  Notes payable...................................  2,641,015  2,650,376  1,107,425  1,089,935
  Accounts payable and accrued expenses...........     82,658     82,658     38,352     38,352

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

14. FINANCIAL INSTRUMENTS: (CONTINUED)
PARTICIPATING LOAN TO AN AFFILIATE, CASH, RESTRICTED CASH, ACCOUNTS RECEIVABLE, AND ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

    The carrying amounts of these items are a reasonable estimate of their fair value.

WHL WARRANTS

    The fair value of WHL Warrants was based on the Black Scholes Model with a volatility of 33%, a risk free interest rate of 5.17% and a dividend yield of 1.51% and the Australian currency exchange rate on December 31, 1997.

NOTES PAYABLE AND DIRECT FINANCING LEASES RECEIVABLE:

    The fair value of notes payable and direct financing leases receivable are based upon current market rates for financial instruments with similar terms.

15. COMMITMENTS AND CONTINGENCIES:

    The Company is currently involved in several development projects and had outstanding commitments with contractors totaling approximately $54,290 at December 31, 1998.

    The Redevelopment Agency of the City of West Covina (the "West Covina Agency") issued $45,000 of special tax assessment municipal bonds ("Original Bonds") on March 1, 1990 to finance land acquisition for expansion of the shopping center and additional site improvements. During 1996, the West Covina Agency refinanced the Original Bonds by issuing certain serial and term bonds with a total face amount of $51,220 ("New Bonds"), proceeds of which were partially used to redeem the Original Bonds. Special taxes levied against the property, together with incremental property tax, incremental sales tax, and park and ride revenues will be used to pay the principal and interest on the New Bonds and the administrative expense of the West Covina Agency. Principal and interest payments began in 1996 and continue to 2022 in graduating amounts ranging from $2,030 to $5,289. WEA has the contingent obligation to satisfy any shortfall in annual debt service requirements after tenant recoveries.

    Pursuant to a Development and Disposition Agreement ("DDA Agreement") with the Redevelopment Agency of the City of San Diego (the "San Diego Agency"), the San Diego Agency conveyed certain parcels of land for the development of Horton Plaza. In connection with the DDA Agreement, the Company pays an Agency fee equal to 10% of the gross rental income, as defined, in excess of $8,750.

    The Company is subject to the risks inherent in the ownership and operation of commercial real estate. These include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, including creditworthiness of retailers and competition for retailers, changes in tax laws, interest rate levels, the availability of financing, and potential liability under environmental and other laws.

    Substantially all of the properties have been subjected to Phase I environmental reviews. Such reviews have not revealed, nor is management aware of, any probable or reasonably possible environmental costs that management believes would be material to the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

15. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    WEA currently is neither subject to any other material litigation nor, to management's knowledge, is any material litigation currently threatened against WEA other than routine litigation and administrative proceedings arising in the ordinary course of business. Based on consultation with counsel, management believes that these items will not have a material adverse impact on the Company's consolidated financial position or results of operations.

16. QUARTERLY FINANCIAL DATA (UNAUDITED):

    Summarized quarterly data for 1998 and 1997 is as follows (in thousands):

                                                            FIRST     SECOND      THIRD      FOURTH
                                                           QUARTER    QUARTER    QUARTER    QUARTER      TOTAL
                                                          ---------  ---------  ---------  ----------  ----------
1998
Total Revenues..........................................  $  69,917  $  68,679  $  78,661  $  111,208  $  328,465
Net Income..............................................  $  12,551  $  78,647  $   2,997  $   11,993  $  106,188
Net Income (Loss) Applicable to Common Shares...........  $   9,828  $  75,924  $  (2,055) $    4,872  $   88,569
Earnings (Loss) per Common Shares:
  Basic.................................................  $    0.13  $    1.04  $   (0.03) $     0.07  $     1.21
  Dilutive..............................................  $    0.13  $    0.97  $   (0.03) $     0.07  $     1.20(1)

Weighted Average Shares Outstanding
  Basic.................................................     73,330     73,333     73,337      73,338      73,334
  Dilutive..............................................     73,397     81,192     74,689      74,324      73,901

1997
Total Revenues..........................................  $  46,925  $  47,999  $  57,806  $   64,078  $  216,808
Net Income..............................................  $   7,964  $  10,808  $  13,144  $   14,949  $   46,865
Net Income Applicable to Common Shares..................  $   5,966  $   6,746  $  10,459  $   12,266  $   35,437
Earnings per Common Share:
  Basic.................................................  $    0.11  $    0.11  $    0.14  $     0.17  $     0.54(1)
  Dilutive..............................................  $    0.11  $    0.11  $    0.14  $     0.17  $     0.54(1)
Weighted Average Shares Outstanding
  Basic.................................................     52,929     62,121     73,330      73,330      65,505
  Dilutive..............................................     52,929     62,121     73,330      73,370      65,548

------------------------

(1) Total earnings per share are calculated based on annual results, which may differ from the summation of quarterly earnings per share.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

17. SCHEDULE OF REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1998:

                                                                                             ACQUISITION
                                                                                                DATE/
                                      BUILDINGS &              ACCUMULATED                  REDEVELOPMENT   DEPRECIABLE
WESTFIELD SHOPPING TOWN     LAND     IMPROVEMENTS     TOTAL    DEPRECIATION  ENCUMBRANCES        DATE          LIFE
------------------------  ---------  -------------  ---------  ------------  -------------  --------------  -----------
Annapolis...............  $  48,359   $   182,548   $ 230,907   $  (68,986)   $        --    1997/1998(1)    3-20 yrs.
Capital Mall............         --        55,057      55,057         (286)        27,802        1998          39 yrs.
Cerritos................     15,753       175,682     191,435         (442)        95,000        1998          39 yrs.
Connecticut Post........      6,356       131,991     138,347       (8,304)            --        1994        3-40 yrs.
Crestwood...............     65,640        41,096     106,736         (995)        74,699        1998          39 yrs.
Downtown Plaza..........         --       150,581     150,581         (660)        92,476        1998          39 yrs.
Eagle Rock..............      3,624        13,600      17,224       (4,370)            --        1994       5-31.5 yrs.
Eastland................     16,609        33,376      49,985       (2,446)            --     1994/1997      5-30 yrs.
Enfield.................      8,468        32,976      41,444       (6,635)        36,706        1994       3-31.5 yrs.
Fox Hills...............     10,224        70,239      80,463         (418)        46,699        1998          39 yrs.
Horton Plaza............        838       209,405     210,243         (922)       111,900        1998          39 yrs.
Meriden.................     11,375        95,605     106,980      (24,060)            --      1997(1)       5-30 yrs.
Mid Rivers..............     10,816        62,191      73,007      (15,322)        53,229     1994/1996      3-35 yrs.
Mission Valley..........        747        85,386      86,133      (30,702)        75,000     1994/1997      3-50 yrs.
Mission Valley West.....        537        23,629      24,166         (117)            --     1994/1998
Montgomery Mall.........     32,420       163,997     196,417      (41,412)       121,515        1994        5-20 yrs.
North County Fair.......         --       154,668     154,668      (15,551)        73,745      1998(2)         40 yrs.
Northwest Plaza.........     28,400        84,197     112,597       (2,107)        79,052        1997          40 yrs.
Oakridge................         --        79,469      79,469         (470)        37,004        1998          39 yrs.
Parkway Plaza...........     17,225       148,178     165,403       (1,010)        82,417        1998          39 yrs.
Plaza Bonita............     22,994        80,287     103,281      (23,888)        76,678        1994        3-39 yrs.
Promenade...............      4,583        30,124      34,707         (630)            --        1998          39 yrs.
Santa Anita.............     11,500       130,939     142,439       (1,005)        63,488        1998          39 yrs.
Solano..................      8,998        82,236      91,234         (564)        42,069        1998          39 yrs.
South County............     13,259        35,600      48,859      (11,314)        28,735        1994        5-40 yrs.
South Shore.............     29,071       150,713     179,784       (8,189)            --     1994/1997      3-40 yrs.
Topanga.................     13,521       130,897     144,418      (15,293)       105,603      1998(2)       3-50 yrs.
Trumbull................     16,405       167,175     183,580      (11,016)       136,456        1994        3-40 yrs.
UTC.....................      9,540       177,925     187,465       (1,899)        81,041        1998          39 yrs.
West County.............      6,506        22,642      29,148       (7,467)        16,750        1994        3-20 yrs.
West Covina.............     18,922        84,821     103,743      (19,920)        89,837        1994        3-20 yrs.
Westland................      5,162        13,212      18,374       (3,899)            --     1994/1994      3-50 yrs.
West Park...............      2,633        25,022      27,655       (7,878)        30,077        1994        3-15 yrs.
Wheaton.................     17,316        60,505      77,821       (2,550)            --        1997        3-39 yrs.
                          ---------  -------------  ---------  ------------  -------------
                          $ 457,801   $ 3,185,969   $3,643,770(3)  $ (340,727)  $ 1,677,978
                          ---------  -------------  ---------  ------------  -------------
                          ---------  -------------  ---------  ------------  -------------

------------------------------

(1) A partnership interest was purchased in 1994 and the remaining partnership interest was purchased in 1997.

(2) A partnership interest was purchased in 1994 and the remaining partnership interest was purchased in 1998.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

17. SCHEDULE OF REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1998: (CONTINUED)
(3) The following is a reconciliation of the real estate investment and related accumulated depreciation from January 1, 1998 to December 31, 1998:

Real Estate:
  Balance at January 1, 1998..................................................  $1,793,327
  Cash additions..............................................................  1,318,104
  Other additions, net (4)....................................................    469,637
  Improvements................................................................     62,702
                                                                                ---------
  Balance at December 31, 1998................................................  $3,643,770
                                                                                ---------
                                                                                ---------

Accumulated Depreciation:
  Balance at January 1, 1998..................................................  $(236,220)
  Additions charged to expenses...............................................    (74,593)
  Other additions, net (5)....................................................    (29,914)
                                                                                ---------
Balance at December 31, 1998..................................................  $(340,727)
                                                                                ---------
                                                                                ---------

(4) Amount represents non cash additions related to mortgage debt assumed in conjunction with the acquisitions of the Hahn Centers, consolidation of investments in North County Fair and Topanga previously accounted for under the equity method and the acquisition of a 50% interest in Capital Mall in exchange for Investor Unit Rights.

(5) Amount represents additions in conjunction with the acquisition of Topanga and North County Fair previously accounted for under the equity method.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WESTFIELD AMERICA, INC.

Date: March 15, 1999            By:              /s/ PETER S. LOWY
                                     -----------------------------------------
                                                   Peter S. Lowy
                                             Director and Co-President

Date: March 15, 1999            By:             /s/ RICHARD E. GREEN
                                     -----------------------------------------
                                                  Richard E. Green
                                                    Co-President

Date: March 15, 1999            By:             /s/ MARK A. STEFANEK
                                     -----------------------------------------
                                                  Mark A. Stefanek
                                       Chief Financial Officer and Treasurer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ FRANK P. LOWY
------------------------------  Director and Chairman of      March 15, 1999
        Frank P. Lowy             the Board

      /s/ PETER S. LOWY
------------------------------  Director and Co-President     March 15, 1999
        Peter S. Lowy

      /s/ ROY L. FURMAN
------------------------------  Director                      March 15, 1999
        Roy L. Furman

   /s/ FREDERICK G. HILMER
------------------------------  Director                      March 15, 1999
     Frederick G. Hilmer

      /s/ DAVID H. LOWY
------------------------------  Director                      March 15, 1999
        David H. Lowy

     /s/ HERMAN HUIZINGA
------------------------------  Director                      March 15, 1999
       Herman Huizinga

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ BERNARD MARCUS
------------------------------  Director                      March 15, 1999
        Bernard Marcus

   /s/ LARRY A. SILVERSTEIN
------------------------------  Director                      March 15, 1999
     Larry A. Silverstein

 /s/ FRANCIS T. VINCENT, JR.
------------------------------  Director                      March 15, 1999
   Francis T. Vincent, Jr.

     /s/ GEORGE WEISSMAN
------------------------------  Director                      March 15, 1999
       George Weissman

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                                   DESCRIPTION*
-----------  --------------------------------------------------------------------------------------------------------
       2.1   Agreement for Purchase and Sale of Partnership Interest and Real Property, dated as of June 4, 1997, between RREEF USA Fund III/Annapolis, Inc. and Westfield America, Inc. of Annapolis (Exhibit 2.1(5)).

       2.2   Asset Purchase Agreement, dated as of April 6, 1994, between TrizecHahn Centers, Inc. ("TrizecHahn"),
               The Rouse Company and Westfield America, Inc (the "Company") (Exhibit 10.1 (4)).

       2.3   Amendment No. 1 to Asset Purchase Agreement, dated as of July 31, 1998, between TrizecHahn, The Rouse
               Company and the Company (Exhibit 10.2(6)).

       2.4   Amendment No. 2 to Asset Purchase Agreement, dated as of August 31, 1998, between TrizecHahn, The Rouse
               Company and the Company (Exhibit 10.3(7)).

       2.5   Amendment No. 3 to Asset Purchase Agreement, dated as of September 23, 1998, between TrizecHahn, The
               Rouse Company and the Company (Exhibit 10.4(7)).

       2.6   Amendment No. 4 to Asset Purchase Agreement, dated as of September 25, 1998, between TrizecHahn, The
               Rouse Company and the Company (Exhibit 10.5(7)).

       2.7   Amendment No. 5 to Asset Purchase Agreement, dated as of October 7, 1998, between TrizecHahn, The Rouse
               Company and the Company (Exhibit 10.6(7)).

       2.8   Amendment No. 6 to Asset Purchase Agreement, dated as of October 22, 1998 between TrizecHahn, The Rouse
               Company and the Company (Exhibit 10.7(8)).

       2.9   Amendment No. 7 to Asset Purchase Agreement, dated as of October 30, 1998, between TrizecHahn, The Rouse
               Company and the Company (Exhibit 10.8(8)).

       2.10  Amendment No. 8 to Asset Purchase Agreement, dated as of November 17, 1998, between TrizecHahn, The
               Rouse Company and the Company (Exhibit 10.9(9)).

       2.11  Amendment No. 9 to Asset Purchase Agreement, dated as of December 3, 1998, between TrizecHahn, The Rouse
               Company and the Company (Exhibit 10.8(10)).

       2.12  Amendment No. 10 to Asset Purchase Agreement, dated as of December 9, 1998, between TrizecHahn, The
               Rouse Company and the Company (Exhibit 10.9(9)).

       3.1   Restated Articles of Incorporation of the Company (Exhibit 3.1(4)).

       3.2   Second Amended and Restated By-Laws of the Company (Exhibit 3.2(3)).

       3.3   Amendment No. 1 to the Second Amendment and Restated By-Laws of the Company (Exhibit 3.3(10)).

       3.4   Amendment No. 2 to the Second Amendment and Restated By-Laws of the Company (Exhibit 3.4(10)).

       4     Specimen of Common Stock Certificate (Exhibit 4.1(1)).

      10.1   Mortgage Pledge and Security Agreement, together with the Promissory Note attached thereto, dated as of
               May 21, 1997, among Westland Realty, Inc., Westfield Partners, Inc., Westland Management, Inc. and the
               Company.

      10.2   WHL Option Deed, dated May 21, 1997, between Westfield Holdings Limited ("WHL") and the Company.

      10.3   Warrant of the Company, dated July 1, 1996 (Exhibit 10.4(1)).

      10.4   Common Stock Purchase Warrant of the Company, dated as of May 21, 1997.

  EXHIBIT
  NUMBER                                                   DESCRIPTION*
-----------  --------------------------------------------------------------------------------------------------------
      10.5   Special Option Deed, dated May 14, 1996 among Westfield America Management Limited ("WAM"), the
               Perpetual Trustee company Limited (the "WAT Trustee") and the Company (Exhibit 10.6(1)).

      10.6   Deed of Variation, dated as of June 24, 1996, among WAM, the WAT Trustee and the Company (Exhibit
               10.7(1)).

      10.7   Special Option Deed, dated as of May 21, 1997, among WAM, the WAT Trustee and Stichting Pensioenfonds
               ABP ("ABP").

      10.8   Advisory Agreement dated as of July 1, 1996, between the Company and Westfield U.S. Advisory, L.P. (the
               "Advisor") (Exhibit 10.9(1)).

      10.9   First Amendment to Advisory Agreement, dated as of May 21, 1997, between the Company and the Advisor.

      10.10  Master Development Framework Agreement, dated as of July 1, 1996, between the Company and Westfield
               Corporation, Inc. (the "Developer" or "WCI") (Exhibit 10.11(1)).

      10.11  First Amendment to Master Development Framework Agreement, dated as of May 1997 between the Company and the Developer.

      10.12  Property Management Letter Agreement, dated as of July 1, 1996, between the Company and Centermark
               Management Company ("CMC") (Exhibit 10.13(1)).

      10.13  First Amendment to Property Management Letter Agreement dated as of May 21, 1997, between the Company and CMC.

      10.14  Management Agreements, dated as of December 16, 1997 between Northwest Plaza LLC and Westfield
               Management Company ("WMC") (including a schedule of substantially identical agreements).

      10.15  Amended and Restated Assignment of Management Agreements, dated May 21, 1997, between the Company and
               CMC (including a schedule of substantially identical agreements).

      10.16  Amended and Restated Subcontract of Management Rights, dated May 21, 1997, between the Company and CMC
               (including a schedule of substantially identical agreements).

      10.17  Garden State Plaza Option Agreement, dated as of July 1, 1996, between the Company and Westfield Capital
               Corporation Finance Pty Limited (Exhibit 10.21(1)).

      10.18  First Amendment to Garden State Plaza Option Agreement, dated as of May 21, 1997 between the Company and
               Westfield Capital Corporation Finance Pty Limited.

      10.19  Trade Name License Agreement, dated as of July 1, 1996, between the Company and WCI (Exhibit 10.23(1)).

      10.20  First Amendment to Trade Name License Agreement, dated as of May 21, 1997, between WCI. and the Company.

      10.21  Registration Rights Agreement, dated as of May 21, 1997, between the Company and WHL.

      10.22  Investors Agreement dated as of May 21, 1997, among the Company, WHL, the WAT Trustee and WAM, WCI and
               WAI.

      10.23  Non-Competition Agreement, dated as of May 21, 1997, among the Company, Frank P. Lowy, David H. Lowy,
               Peter S. Lowy and Steven M. Lowy.

      10.24  Subscription Agreement, dated as of as of May 21, 1997, among WAM, the WAT Trustee, ABP, and the
               Company.

  EXHIBIT
  NUMBER                                                   DESCRIPTION*
-----------  --------------------------------------------------------------------------------------------------------
      10.25  Side Letter dated as of May 21, 1997, by WHL.

      10.26  Credit Agreement, dated as of May 30, 1997, among the Company, Commonwealth Bank of Australia, Australia and New Zealand Banking Group Limited, Union Bank of Switzerland and National Australia Bank Limited
               (Exhibit 10.1(2)).

      10.27  Credit Agreement Amendment, dated as of January 15, 1998, among Westfield America, Inc., Commonwealth
               Bank of Australia and Australia and New Zealand Banking Group Limited, and Union Bank of Switzerland,
               New York Branch, and National Australia Bank Limited, New York Branch (Exhibit 10.1(3)).

      10.28  Stock Subscription Agreement, dated as of May 29, 1998, between the Company, the WAT Trustee and WAM.

      10.29  WAI Subscription Agreement, dated as of June 25, 1998, between Westfield America, Inc., Westfield
               American Investments Pty Limited and Westfield Holdings Limited. (Exhibit 10.2(4)).

      10.30  WAT Subscription Agreement, dated as of June 25, 1998, between the Company, the WAT Trustee and WAM
               (Exhibit 10.3(4)).

      10.31  Consolidated WEA Capital Note Trust Deed Incorporating the Deed of Variation No 1, dated as of June 11,
               1998, between the Company and the WAT Trustee (Exhibit 10.4(4)).

      10.32  Loan Agreement between Fox Hills Mall LLC, Horton Plaza LLC, Oakridge Mall LLC, Parkway Plaza LLC and
               The Capital Company of America LLC, dated as of October 30, 1998 (Exhibit 10.1(10)).

      10.33  Assumption and Amendment Agreement by Northwest Plaza LLC, WEA Crestwood Plaza LLC, Enfield Square LLC,
               Plaza Bonita LLC, Plaza West Covina LLC, Mid Rivers Mall LLC, West Park Partners, L.P., Capital Mall
               Company, Fox Hills Mall LLC, Horton Plaza LLC, Oakridge Mall LLC, Parkway Plaza LLC and The Capital
               Company of America LLC, dated as of December 9, 1998 (Exhibit 10.2(10)).

      10.34  The First Amended and Restated Agreement of Limited Partnership of Westfield America Limited
               Partnership, dated as of August 3, 1998 (the "OP Agreement") (Exhibit 10.3(10)).

      10.35  Amendment No. 1 to the OP Agreement, dated as of August 12, 1998 (Exhibit 10.4(10)).

      10.36  Amendment No. 2 to the OP Agreement, dated as of December 8, 1998 (Exhibit 10.5(10)).

      10.37  Amendment No. 3 to the OP Agreement, dated as of December 24, 1998 (Exhibit 10.6(10)).

      10.38  Amendment No. 4 to the OP Agreement, dated as of December 29, 1998 (Exhibit 10.7(10)).

      10.39  Management Agreement between May Centers, Inc. ("MCI") and Mission Valley Partnership, dated as of April
               8, 1986

      10.40  First Amendment to Management Agreement between Center Mark Properties ("CMP") and Mission Valley
               Partnership, dated as of February 1, 1994.

      10.41  Property Management Agreement between Hahn Property Management Corporation and Anita Associates, dated as of January 1, 1989.

      10.42  First Amendment to Property Management Agreement between Hahn Property Management Corporation and Anita
               Associates, dated as of July 1, 1993.

      10.43  Management Agreement between CMP and Plaza Camino Real, dated as of February 11, 1994.

      10.44  Management Agreement between MCI and Topanga Plaza Partnership, dated as of December 31, 1985.

  EXHIBIT
  NUMBER                                                   DESCRIPTION*
-----------  --------------------------------------------------------------------------------------------------------
      10.45  First Amendment to Management Agreement between CMP and Topanga Plaza Partnership, dated February 1,
               1994.

      10.46  Joint Venture Agreement between MCI and Vancouver Associates, dated September 29, 1975.

      10.47  Amendment to Joint Venture Agreement between MCI and Vancouver Associates, dated May 12, 1976.

      10.48  Second Amendment to Joint Venture Agreement between May Centers of Vancouver, Inc. and Vancouver
               Associates, dated as of September 1, 1990.

      10.49  Third Amendment to Joint Venture Agreement between May Centers of Vancouver, Inc. and Vancouver
               Associates, dated as of September 1, 1990.

      10.50  Fourth Amendment to Joint Venture Agreement between CenterMark Properties of Vancouver, Inc. and
               Vancouver Associates, dated as of January 1, 1992.

      10.51  Amended and Restated Limited Partnership Agreement of West Valley Partnership, dated as of December 31,
               1985.

      10.52  Amendment to Amended and Restated Agreement of Limited Partnership of West Valley Partnership, dated as of November 19, 1987.

      10.53  Assignment and Assumption of Property Management Side Letter Agreement between WEA and Westfield America
               Limited Partnership, dated as of November 12, 1997.

      11     Statements regarding Computation of Per Share Earnings.

      12     Statement regarding Computation of Ratios.

      21     List of Subsidiaries of the Company.

      23     Consent of Ernst & Young LLP.

      24     Powers of Attorney.

      27     Financial Data Schedule.

------------------------

(1) Incorporated by reference to designated exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-11, filed on April 24, 1997.

(2) Incorporated by reference to designated exhibit to the Company's quarterly report of Form 10-Q for the quarterly period ended June 30, 1997.

(3) Incorporated by reference to designated exhibit to the Company's quarterly report of Form 10-Q for the quarterly period ended March 31, 1998.

(4) Incorporated by reference to designated exhibit to the Company's quarterly report of Form 10-Q for the quarterly period ended June 30, 1998.

(5) Incorporated by reference to designated exhibit to the Company's current report of Form 8-K filed on June 19, 1997.

(6) Incorporated by reference to designated exhibit to the Company's current report on Form 8-K filed on August 12, 1998.

(7) Incorporated by reference to designated exhibit to the Company's current report on Form 8-K/A, filed on October 16, 1998.

(8) Incorporated by reference to designated exhibit to the Company's current report on Form 8-K, filed on November 13, 1998

(9) Incorporated by reference to designated exhibit to the Company's current report on Form 8-K, filed on December 2, 1998.

(10) Incorporated by reference to designated exhibit to the Company's current report on Form 8-K, filed on February 17, 1999.

 * Some of the schedules and supplemental material to the exhibits have been omitted but will be provided to the Securities and Exchange upon request.