Form 10-Q
period 1999-03-31
WESTFIELD AMERICA INC
filed 1999-05-17
CIK 913283

                                     [LOGO]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

Yes /X/  No / /

    As of May 13, 1999, 73,345,137 shares of Common Stock, par value $.01 per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX

                                                                                                               PAGE
                                                                                                               -----
PART I--FINANCIAL INFORMATION

    Item 1:    Condensed Financial Statements

               Consolidated Balance Sheets as of March 31, 1999 (unaudited) and December 31, 1998.........           1

               Consolidated Statements of Income (unaudited) for the three months ended March 31, 1999 and
                1998......................................................................................           2

               Consolidated Statements of Cash Flows (unaudited) the three months ended March 31, 1999 and
                1998......................................................................................           3

               Notes to Condensed Consolidated Financial Statements (unaudited)...........................           4

    Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations......          13

    Item 3:    Quantitative and Qualitative Disclosures about Market Risk.................................          22

PART II--OTHER INFORMATION

    Item 1:    Legal Proceedings..........................................................................          24

    Item 2:    Changes in Securities......................................................................          24

    Item 3:    Defaults Upon Senior Securities............................................................          24

    Item 4:    Submission of Matters to a Vote of Security Holders........................................          24

    Item 5:    Other Information..........................................................................          24

    Item 6:    Exhibits and Reports on Form 8-K...........................................................          26

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                      MARCH 31,   DECEMBER
                                                                        1999      31, 1998
                                                                      ---------  -----------
                                                                      (UNAUDITED)
                               ASSETS

Land................................................................  $ 477,231   $ 457,801
Buildings, improvements and equipment...............................  3,193,637   3,185,969
Less accumulated depreciation.......................................   (371,099)   (340,727)
                                                                      ---------  -----------
  Net property and equipment........................................  3,299,769   3,303,043

Construction in progress............................................     30,332      20,254
Investments in unconsolidated real estate partnerships..............    141,807     138,747
Participating loan to an affiliate..................................    145,000     145,000
Direct financing leases receivable..................................     82,657      83,214
                                                                      ---------  -----------
  Net investment in real estate.....................................  3,699,565   3,690,258
Cash and cash equivalents...........................................     27,568      25,272
Restricted cash.....................................................     16,418      25,820
Accounts receivable, net of allowance of $8,576 and $8,400 in 1999
  and 1998, respectively............................................     44,034      45,325
Deferred expenses and other assets, net.............................     32,684      33,964
                                                                      ---------  -----------
  Total assets......................................................  $3,820,269  $3,820,639
                                                                      ---------  -----------
                                                                      ---------  -----------

                LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable and revolving credit facility.........................  $2,665,120  $2,641,015
Accounts payable and accrued expenses...............................     88,376      82,658
Distribution payable................................................     36,071      33,242
                                                                      ---------  -----------
  Total liabilities.................................................  2,789,567   2,756,915
                                                                      ---------  -----------
Minority interests..................................................     36,065      42,605
Series C and D preferred stock......................................    275,000     275,000

Common stock........................................................        731         731
Series A and B preferred stock......................................    121,000     121,000
Additional paid-in capital..........................................    597,906     624,388
                                                                      ---------  -----------
  Total shareholders' equity........................................    719,637     746,119
                                                                      ---------  -----------
Total liabilities and shareholders' equity..........................  $3,820,269  $3,820,639
                                                                      ---------  -----------
                                                                      ---------  -----------

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

             (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
REVENUES:
  Minimum rents...........................................................................  $   84,653  $   48,184
  Tenant recoveries.......................................................................      37,595      19,159
  Percentage rents........................................................................       3,101       2,574
                                                                                            ----------  ----------
    Total revenues........................................................................     125,349      69,917
                                                                                            ----------  ----------
EXPENSES:
  Operating...............................................................................      38,806      19,926
  Management fees.........................................................................       2,478       1,387
  Advisory fee............................................................................       1,627       1,483
  General and administrative..............................................................         490         479
  Depreciation and amortization...........................................................      28,741      16,838
                                                                                            ----------  ----------
    Total expenses........................................................................      72,142      40,113
                                                                                            ----------  ----------
OPERATING INCOME..........................................................................      53,207      29,804

INTEREST EXPENSE, net.....................................................................     (49,144)    (20,291)

OTHER INCOME:
  Equity in income of unconsolidated real estate partnerships.............................       1,056         487
  Interest and other income...............................................................       4,466       3,531
                                                                                            ----------  ----------
INCOME BEFORE MINORITY INTEREST...........................................................       9,585      13,531
Minority interest.........................................................................        (584)       (980)
                                                                                            ----------  ----------
NET INCOME................................................................................  $    9,001  $   12,551
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Net income allocable to preferred shares..................................................  $    8,625  $    2,723
Net income allocable to common shares.....................................................         376       9,828
                                                                                            ----------  ----------
                                                                                            $    9,001  $   12,551
                                                                                            ----------  ----------
                                                                                            ----------  ----------
EARNINGS PER COMMON SHARE:
  Basic...................................................................................  $     0.00  $     0.13
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Diluted.................................................................................  $     0.00  $     0.13
                                                                                            ----------  ----------
                                                                                            ----------  ----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
  Basic...................................................................................      73,338      73,330
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Diluted.................................................................................      74,326      73,397
                                                                                            ----------  ----------
                                                                                            ----------  ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (UNAUDITED AND IN THOUSANDS)

                                                                                                THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                           -----------------------
                                                                                              1999        1998
                                                                                           ----------  -----------
OPERATING ACTIVITIES:
  Net Income.............................................................................  $    9,001  $    12,551
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization........................................................      28,741       16,838
    Amortization of deferred loan costs..................................................       1,599          247
    Equity in income of unconsolidated real estate partnerships..........................      (1,056)        (487)
    Minority interest in earnings of consolidated real estate partnerships...............         584          980
  Changes in assets and liabilities:
    Accounts receivable..................................................................        (221)         539
    Deferred expenses and other assets...................................................      (1,516)      (1,311)
    Accounts payable and accrued expenses................................................       9,625       (5,603)
                                                                                           ----------  -----------
  Net cash flows provided by operating activities........................................      46,757       23,754
                                                                                           ----------  -----------
INVESTING ACTIVITIES:
  Capital expenditures and acquisitions..................................................     (46,510)    (113,127)
  Cash distributions received from unconsolidated real estate partnerships...............       2,143        1,952
  Notes receivable repayments............................................................          --           28
  Direct financing leases receivable payments............................................         557          521
  Decrease in restricted cash............................................................       9,402        4,544
                                                                                           ----------  -----------
  Net cash flows used in investing activities............................................     (34,408)    (106,082)
                                                                                           ----------  -----------
FINANCING ACTIVITIES:
  Cash distributions paid to preferred shareholders......................................      (7,008)      (2,685)
  Cash distributions paid to common shareholders.........................................     (26,035)     (25,665)
  Cash distributions paid to minority interests..........................................        (806)      (1,301)
  Cost of stock issuances................................................................        (308)          --
  Proceeds from notes payable and revolving credit facility..............................      88,000      134,000
  Principal payments on notes payable and revolving credit facility......................     (63,896)     (20,713)
                                                                                           ----------  -----------
  Net cash flows (used in) provided by financing activities..............................     (10,053)      83,636
                                                                                           ----------  -----------
  Net increase in cash and cash equivalents..............................................       2,296        1,308

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........................................      25,272       11,003
                                                                                           ----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................................................  $   27,568  $    12,311
                                                                                           ----------  -----------
                                                                                           ----------  -----------

SUPPLEMENTAL CASH FLOW INFORMATION PROVIDED IN NOTES 4 AND 9.

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARES/UNIT AND PER SHARE AMOUNTS)

1.  INTERIM FINANCIAL STATEMENTS:

    The accompanying Condensed Consolidated Financial Statements of Westfield America, Inc. and Subsidiaries (the "Company") are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods have been included. The results for the interim period ended March 31, 1999, are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the December 31, 1998 audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K filed on March 23, 1999.

2.  ORGANIZATION:

    Westfield America, Inc. (the "Company"), a Missouri corporation, is the fourth largest publicly traded real estate investment trust ("REIT") in the United States specializing in enclosed shopping centers. At March 31, 1999, the Company had interests in 38 regional and super-regional shopping centers branded nationwide as "Westfield Shoppingtowns". The Company's portfolio of Westfield Shoppingtowns includes multi-center clusters of shopping centers in the east coast, midwest and west coast.

    The Company, through its controlling interest in Westfield America Limited Partnership (the "Operating Partnership") and its other subsidiaries and affiliates, owns interests in a portfolio of 23 super-regional shopping centers, 12 regional shopping centers, three power centers (each individually a "Center" and collectively the "Centers"), 12 separate department store properties which are net leased under financing leases to The May Department Stores Company and are not located at the Centers, and certain other real estate investments (collectively, the "Properties").

    The Company is externally managed and advised by Westfield Holdings Limited ("WHL"), an affiliate of the Company and an Australian public company. The Company has engaged a property management company (the "Manager"), an asset management company (the "Advisor") and a development company (the "Developer") to provide property management, asset management and development services to the Company. Each of the Manager, Advisor and Developer is a wholly-owned subsidiary of WHL.

3.  BASIS OF PRESENTATION:

    The Company conducts its business through its Operating Partnership, wholly-owned subsidiaries and affiliates. The consolidated financial statements include the accounts of the Company, the Operating Partnership and its other subsidiaries and affiliates over which the Company is able to exercise significant control. The Company does not consider itself to be in control when the other partners have important approval rights over major actions. Investments as general and limited partners in non-controlled partnerships are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARES/UNIT AND PER SHARE AMOUNTS)

4.  ACQUISITIONS:

    In January 1999, the Company acquired the remaining 32% of Wheaton Plaza it did not previously own for approximately $38,400 consisting of 1,129,412 units in the Operating Partnership ("Investor Unit Rights") and a cash distribution of $19,200. This acquisition gives the Company a 100% economic interest in the property.

    In March 1999, the Company acquired an additional 15% interest in Independence Mall for approximately $4,400 consisting of $2,200 of cash and 122,857 partnership units which may be converted into an equivalent number of Investor Unit Rights in the Operating Partnership or may be exchanged for cash, or at the discretion of the Company, shares of the Company's common stock. This acquisition effectively gives the Company an 85% economic interest in the property.

5.  INVESTMENTS IN UNCONSOLIDATED REAL ESTATE PARTNERSHIPS:

    As of March 31, 1999, the Company's economic interest in each unconsolidated partnership is as follows:

                                                                                     OWNERSHIP
PROPERTY                                                            LOCATION         INTEREST
------------------------------------------------------------  --------------------  -----------
Independence Mall...........................................        Wilmington, NC       85.0%
Plaza Camino Real...........................................          Carlsbad, CA       40.0%
Valley Fair Mall............................................          San Jose, CA       50.0%
Vancouver Mall..............................................         Vancouver, WA       50.0%
West Valley.................................................       Canoga Park, CA       42.5%

    A summary of the condensed balance sheets and unaudited statements of income for all unconsolidated real estate partnerships on a combined basis is as follows:

                                                                   DECEMBER
                                                       MARCH 31,      31,
                                                         1999        1998
                                                       ---------  -----------
                                                       (UNAUDITED)
CONDENSED COMBINED BALANCE SHEETS:
Investment in real estate:
  Land, building and improvements, at cost...........  $ 487,474   $ 490,214
  Less accumulated depreciation and amortization.....    (43,684)    (46,908)
  Construction in progress...........................      7,880       5,081
                                                       ---------  -----------
Net investment in real estate........................    451,670     448,387
Other notes payable..................................   (185,176)   (185,674)
Other assets and liabilities, net, and interest of
  other partners.....................................   (124,687)   (123,966)
                                                       ---------  -----------
Investments in unconsolidated real estate
  partnerships.......................................  $ 141,807   $ 138,747
                                                       ---------  -----------
                                                       ---------  -----------

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARES/UNIT AND PER SHARE AMOUNTS)

5.  INVESTMENTS IN UNCONSOLIDATED REAL ESTATE PARTNERSHIPS: (CONTINUED)

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          --------------------
                                                                            1999       1998
                                                                          ---------  ---------
CONDENSED COMBINED STATEMENTS OF INCOME:
Total revenues..........................................................  $  15,784  $  14,485
Costs and expenses:
  Operating, general and administrative.................................      5,315      4,183
  Interest expense, net.................................................      3,321      4,778
  Depreciation and amortization.........................................      3,751      3,435
                                                                          ---------  ---------
Net income..............................................................      3,397      2,089
Other partners' share of income.........................................     (2,341)    (1,602)
                                                                          ---------  ---------
Equity in income of unconsolidated real estate partnerships.............  $   1,056  $     487
                                                                          ---------  ---------
                                                                          ---------  ---------

    Significant accounting policies used by unconsolidated real estate partnerships are similar to those used by the Company.

6.  NOTES PAYABLE AND REVOLVING CREDIT FACILITY:

    As of March 31, 1999 and December 31, 1998, the Company had consolidated indebtedness as follows:

                                                                                           MARCH        DECEMBER
                                                                                            1999          1998
                                                                                        ------------  ------------
Collateralized non-recourse notes to an insurance company, interest only payable
  monthly at 6.51%, due in 2001.......................................................  $    167,000  $    167,000
Senior collateralized non-recourse notes, interest at 6.39%, principal and interest
  payable quarterly, due in 2004......................................................        16,103        16,782
Senior collateralized non-recourse notes bearing interest at 7.33%, interest only
  payable until 2004, principal and interest payable thereafter, due in 2014..........        55,167        55,167
Collateralized non-recourse note payable to an insurance company, interest at an
  effective rate of 7.15%, principal and interest payable monthly, due in 2000........       135,296       136,456
Unsecured revolving credit facility with a group of banks with a maximum commitment of
  $600,000, interest only at LIBOR + 1.75% (7.87% effective rate at March 31, 1999)
  payable monthly, due in 2000 with options to extend.................................       510,000       490,000
Unsecured bridge facility with a group of banks, interest only at LIBOR + 1.75% (7.87%
  effective rate at March 31, 1999) payable monthly, due in 1999......................       100,000       100,000
Collateralized commercial mortgage notes due in 2004, interest only payable monthly at
  6.78%...............................................................................        75,000        75,000
Secured bridge facility with a group of banks, interest only at LIBOR + 1.50% payable
  monthly, due in 1999. This note was repaid and retired in January 1999..............            --        44,000

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARES/UNIT AND PER SHARE AMOUNTS)

6.  NOTES PAYABLE AND REVOLVING CREDIT FACILITY: (CONTINUED)

                                                                                           MARCH        DECEMBER
                                                                                            1999          1998
                                                                                        ------------  ------------
Collateralized non-recourse note payable to an insurance company, effective interest
  at 7.77%, principal and interest payable monthly, due in 2002.......................        44,000            --
Collateralized non-recourse note payable to an insurance company, effective interest
  at 7.00%, principal and interest payable monthly, due in 2002.......................        61,057        61,603
Secured bridge facility with a group of banks, interest only at LIBOR + 1.75% (8.04%
  effective rate at March 31, 1999) payable monthly, due in 1999......................        95,000        95,000
Collateralized non-recourse note payable to an insurance company, effective interest
  at 7.00%, principal and interest payable monthly, due in 2018.......................        18,912        19,026
Collateralized non-recourse note payable to an insurance company, effective interest
  at 7.00%, principal and interest payable monthly, due in 2006.......................        22,920        23,043
Collateralized non-recourse note payable to a bank, interest at LIBOR + 2.00% (8.13%
  effective rate at March 31, 1999), interest only payable monthly, due in 1999.......        92,476        92,476
Collateralized non-recourse note payable to an insurance company, effective interest
  at 7.00%, principal and interest payable monthly, due in 2022.......................        73,367        73,745
Collateralized non-recourse note payable to an insurance company, interest at 7.20%,
  principal and interest payable monthly, due in 2006.................................        80,643        81,041
Collateralized non-recourse notes payable to an insurance company, effective interest
  at 7.00%, principal and interest payable monthly, due in 2004.......................        62,991        63,488
Collateralized note payable, interest only payable monthly at LIBOR + 0.53% (6.38%
  effective rate at March 31, 1999) due in 2001.......................................       754,100       746,100
Unsecured subordinated notes to Australian investors, interest payable semi-annually
  at 8.38%, due in equal installments in 2001, 2002 and 2003..........................       301,088       301,088
                                                                                        ------------  ------------
                                                                                        $  2,665,120  $  2,641,015
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    Interest costs capitalized for the three months ended March 31, 1999 and 1998 totaled $243 and $118, respectively.

    In conjunction with the issuance of the unsecured subordinated notes to Australian investors in June 1998, the Company entered into interest rate swap and foreign currency hedge agreements which effectively fixed the interest and principal payments due to the holders. The unrealized loss on the interest rate swap and foreign currency hedge agreements was approximately $6,037 and $12,551 at March 31, 1999 and December 31, 1998, respectively.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARES/UNIT AND PER SHARE AMOUNTS)

6.  NOTES PAYABLE AND REVOLVING CREDIT FACILITY: (CONTINUED)
    The annual maturities of notes payable and revolving credit facility as of March 31, 1999, are as follows:

1999........................................................  $    287,476
2000........................................................       645,296
2001........................................................       921,100
2002........................................................       105,056
2003........................................................       100,363
Thereafter..................................................       605,829
                                                              ------------
                                                              $  2,665,120
                                                              ------------
                                                              ------------

7.  INTEREST RATE SWAP AND EXCHANGE AGREEMENTS:

    At March 31, 1999, the Company had thirty interest rate swap agreements. Interest rate swaps are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap agreement, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by any of the counterparties.

    The Company has also entered into deferred interest rate exchange agreements to manage future interest rates corresponding with the expiration of existing fixed rate debt. The agreements consist of swaps and involve the future receipt of a floating rate based on LIBOR and the payment of a fixed rate.

                                                                                RANGE OF FIXED        RANGE OF
                                                            NOTIONAL AMOUNT          RATES         MATURITY RATES
                                                            ----------------  -------------------  --------------
Current swaps where the Company receives LIBOR............   $    1,887,000       5.77% to 6.25%     6/30/01 to
                                                                                                      12/11/08
Deferred swaps where the Company receives LIBOR...........          730,000       5.99% to 6.26%     4/01/02 to
                                                                                                      04/01/08

    The net unrealized loss on interest rate swap contracts was approximately $21,420 and $88,675 at March 31, 1999 and December 31, 1998, respectively.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARES/UNIT AND PER SHARE AMOUNTS)

8.  CAPITAL STOCK:

    At March 31, 1999 and December 31, 1998, the total number of shares authorized, issued and outstanding were as follows:

                                                              MARCH 31, 1999              DECEMBER 31, 1998
                                                        ---------------------------  ---------------------------
                                                          NUMBER OF     NUMBER OF      NUMBER OF     NUMBER OF
                                                           SHARES         SHARES        SHARES         SHARES
                                                         AUTHORIZED    OUTSTANDING    AUTHORIZED    OUTSTANDING
                                                        -------------  ------------  -------------  ------------
Common stock, $.01 par value..........................    200,000,000    73,337,691    200,000,000    73,337,691
Excess stock, $.01 par value..........................    205,000,000            --    205,000,000            --
Non-voting senior preferred stock, $1.00 par value....            200            --            200             2
Preferred stock, $1.00 par value of which 940,000
  shares are designated Series A cumulative redeemable
  preferred stock, 270,000 shares are designated
  Series B cumulative redeemable preferred stock,
  416,667 shares are designated Series C cumulative
  convertible redeemable preferred stock, 138,889
  shares are designated Series C-1 cumulative
  convertible redeemable preferred stock, 138,889
  shares are designated Series C-2 cumulative
  convertible redeemable preferred stock, 694,445
  shares are designated Series D cumulative
  convertible redeemable preferred stock and 138,889
  shares are designated Series D-1 cumulative
  convertible redeemable preferred stock..............      5,000,000     2,737,779      5,000,000     2,737,779

    SENIOR PREFERRED STOCK:

    Prior to redemption, holders of the Company's non-voting senior preferred stock were entitled to receive, when declared, cash dividends at an annual rate of $35 per share, payable quarterly. In February 1999, the Company redeemed the senior preferred stock at $550 per share, plus unpaid accrued dividends totaling $5 per share.

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

    Concurrent with the issuance of the Series A preferred stock in 1996 and the Series B preferred stock in 1997, the Company issued warrants (the "1996 Warrants" and "1997 Warrants") to Westfield America Trust, an Australian public company and an affiliate of the Company ("WAT") to purchase the Company's

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARES/UNIT AND PER SHARE AMOUNTS)

8.  CAPITAL STOCK: (CONTINUED)
common stock. The 1996 Warrants, which expire in July 2016, entitle WAT to purchase 6,246,096 shares of the Company's common stock at an exercise price of $16.01 per share. The 1997 Warrants, which expire in May 2017, entitle WAT to purchase 2,089,550 shares of the Company's common stock at an exercise price of $15.00 per share. The holder of the Series A and B preferred stock also holds WAT Series A and B special options which entitle such holder to exchange each share of Series A and B preferred stock for WAT ownership units. Upon receipt of the Series A and B preferred stock, WAT can, with the Company's consent at such time, surrender the Series A and B preferred stock as consideration for the exercise of the 1996 and 1997 Warrants.

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

    COMMON STOCK:

    The holders of the Company's common stock vote together as a class on all matters and are entitled to receive distributions declared after payment of dividends on preferred stock. A quarterly distribution was declared March 22, 1999 to stockholders of record on March 31, 1999 of $0.3625 per common share, which equates to $1.45 per share on an annualized basis.

    In May 1998, the Company entered into a stock subscription agreement ("1998 Subscription Agreement") with WAT. The Company has the right to sell, and WAT has the obligation to purchase, up to AUS $465,000 (approximately US $300,000) of the Company's common stock in three equal installments at a 5% discount to the then prevailing market price of the Company's common stock at June 2001, 2002 and 2003. In lieu of issuing common stock at each installment date, the Company has the option to pay the 5% discount in cash or common stock.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARES/UNIT AND PER SHARE AMOUNTS)

8.  CAPITAL STOCK: (CONTINUED)
    OPERATING PARTNERSHIP UNITS:

    Under certain circumstances investors in the Operating Partnership may exchange their Investor Unit Rights for cash or, at the discretion of the Company, shares of the Company's common stock. Holders of Investor Unit Rights are entitled to receive, when declared, distributions from the Operating Partnership in proportion to the dividends paid to holders of the Company's common stock. There were 2,164,235 Investor Unit Rights outstanding on a weighted average basis for the three months ended March 31, 1999, in the Operating Partnership plus an additional 828,603 partnership units outstanding in partnerships related to Independence Mall which may be converted into an equivalent number of Investor Unit Rights in the Operating Partnership.

9.  SUPPLEMENTAL CASH FLOW INFORMATION:

    For the three months ended March 31, 1999 and 1998, the Company paid interest totaling $42,225 and $20,143, respectively, net of capitalized interest.

    NON CASH INVESTING AND FINANCING INFORMATION:

    For the three months ended March 31, 1999 and 1998, no construction in process was placed into service.

    During the three months ended March 31, 1999, the Company recorded a decrease in minority interest totaling $5,213 as a result of the acquisition of the remaining interest in Wheaton Plaza that the Company did not already own for cash and Investor Unit Rights (see Note 4).

10.  RELATED PARTIES:

    The Manager entered into an agreement with the Company to manage and lease the properties in the Company's portfolio beginning January 1, 1995. In consideration for providing these management services, the Manager is reimbursed certain recoverable property operating costs including mall related payroll and is entitled to receive gross fees of 5% of minimum and percentage rents received by the Company. Property management fees totaling $2,478 and $1,387, net of capitalized leasing fees of $1,779 and $1,009 were expensed by the Company for the three months ended March 31, 1999 and 1998, respectively. Included in accounts payable and accrued expenses at March 31, 1999 and December 31, 1998 are management fees payable to the Manager totaling $1,372 and $1,299, respectively.

    In addition to the management fees, the Manager was reimbursed for recoverable operating costs including mall related payroll costs totaling $5,919 and $4,004 for the three months ended March 31, 1999 and 1998, respectively.

    The Company entered into a Master Development Framework Agreement with the Developer whereby the Company granted the Developer the exclusive right to carry out expansion, redevelopment and related works on the Company's wholly-owned shopping centers and to endeavor to have the Developer be appointed by the relevant partner to carry out similar activities for jointly owned real estate partnerships. During the three months ended March 31, 1999 and 1998, the Company reimbursed the Developer $14,800 and $5,358, respectively, for expansion, redevelopment and related work.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARES/UNIT AND PER SHARE AMOUNTS)

10.  RELATED PARTIES: (CONTINUED)
    In July 1996, the Company engaged the Advisor to provide a variety of asset management and investment services subject to supervision of the Company. The Advisor is entitled to an annual fee equal to 25% of the annual Funds from Operations ("Advisory FFO"), in excess of the Advisory FFO Amount ($144,573 at March 31, 1999), but not to exceed 55 basis points of the Net Equity Value (as defined) of the Company's assets. The Advisory FFO amount increases whenever the Company issues additional common stock. The advisory fee was $1,627 and $1,483 for the three months ended March 31, 1999 and 1998, respectively.

    Included in interest and other income for the three months ended March 31, 1999 and 1998 is interest income earned on a participating mortgage loan to wholly-owned indirect subsidiaries of WHL totaling $3,915 and $3,455 respectively.

11.  COMMITMENTS AND CONTINGENCIES:

    The Company is currently involved in several development projects and had outstanding commitments due to the Developer totaling approximately $74,565 at March 31, 1999.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Westfield America, Inc. (the "Company"), a Missouri corporation, is the fourth largest publicly traded real estate investment trust ("REIT") in the United States specializing in enclosed shopping centers. At March 31, 1999, the Company had interests in 38 regional and super-regional shopping centers branded nationwide as "Westfield Shoppingtowns". The Company's portfolio of Westfield Shoppingtowns includes multi-center clusters of shopping centers in the east coast, midwest and west coast.

    The Company has been engaged for over 40 years in the business of owning, acquiring, financing, operating, leasing, developing, and redeveloping regional and super-regional shopping centers. As of March 31, 1999, the Company's portfolio of 38 shopping centers (the "Centers") consisted of 23 super-regional shopping centers with approximately 25.8 million square feet of space, 12 regional shopping centers with approximately 8.1 million square feet of space, three power centers with approximately 1.4 million square feet of space and six office buildings adjacent to its Centers with approximately 600,000 square feet of space, representing approximately 71.9%, 22.6%, 3.9% and 1.6%, respectively of the Company's 35.9 million square feet of gross leasable area.

    The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto for the three months ended March 31, 1999 (unaudited) and the Consolidated Financial Statements of the Company and the Notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

GENERAL BACKGROUND

    Fluctuations in the Company's results of operations from period to period were primarily affected by acquisitions that occurred during the year ended December 31, 1998. In 1998, the Company acquired interests in 16 shopping centers, (the "1998 Acquisition Centers") including a portfolio of 12 shopping centers (the "Hahn Centers") from TrizecHahn Centers, Inc. for approximately $1.8 billion.

    At March 31, 1999 and for the three months then ended, the Condensed Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 33 Centers, the equity in income of five unconsolidated real estate partnerships, 12 separate department store properties net leased to the May Company under financing leases, a $145 million participating loan made to two wholly-owned affiliates of WHL in May of 1997 (the "Garden State Plaza Loan") and the issuance of notes to Australian investors (the "Capital Notes") totaling $301.1 million in June 1998.

    At March 31, 1998 and for the three months then ended, the Condensed Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 19 Centers, the equity in income of five unconsolidated real estate partnerships, Crestwood Plaza following its acquisition in January 1998, 12 separate department store properties net leased to the May Company under financing leases and the Garden State Plaza Loan.

RESULTS OF OPERATIONS

COMPARISONS OF THREE MONTHS ENDED MARCH 31, 1999 TO THREE MONTHS ENDED MARCH 31,
  1998

    TOTAL REVENUES increased $55.4 million or 79% to $125.3 million for the three months ended March 31, 1999 as compared to $69.9 million for the same period in 1998. The increase is the result of the addition of the 1998 Acquisition Centers which contributed $52.1 million or 94% of the increase in total revenues. Excluding the total revenues generated by the 1998 Acquisition Centers, total revenues increased $3.3 million due primarily to increased minimum rents generated by completed redevelopments at Mission Valley-West, South Shore, Enfield and Annapolis and increases in occupancy throughout the portfolio.

    TOTAL EXPENSES increased $32.0 million or 80% to $72.1 million for the three months ended March 31, 1999 as compared to $40.1 million for the same period in 1998. The increase was primarily the result of the addition of the 1998 Acquisition Centers, which contributed a combined $28.8 million or 90% of the increase in total expenses. Excluding the total expenses incurred by the 1998 Acquisition Centers, total expenses increased $3.2 million due primarily to an increase in depreciation from redevelopments placed into service in 1998.

    INTEREST EXPENSE, net of capitalized interest, increased $28.8 million or 142% to $49.1 million for the three months ended March 31, 1999 as compared to $20.3 million for the same period in 1998, due primarily to increased borrowings under the Company's secured and unsecured loan facilities, the Capital Notes and secured debt assumed and issued in conjunction with the acquisition of the 1998 Acquisition Centers.

    EQUITY IN NET INCOME OF UNCONSOLIDATED REAL ESTATE PARTNERSHIPS increased approximately $0.6 million to $1.1 million for the three months ended March 31, 1999 as compared to $0.5 million for the same period in 1998 due primarily to the acquisition of joint venture interests in Valley Fair and Independence Mall, which were partially offset by the acquisition of the remaining 55% interest in North County Fair in October 1998 and 58% interest in Topanga in November 1998.

    INTEREST AND OTHER INCOME increased $1.0 million to $4.5 million for the three months ended March 31, 1999 as compared to $3.5 million for the same period in 1998. The increase was due to an increase in participation interest earned on the Garden State Plaza Loan and interest earned on temporary investments.

    MINORITY INTEREST decreased $0.4 million to $0.6 million for the quarter as compared to $1.0 million in 1998 due to the acquisition of the remaining 32% interest in Wheaton in January 1999 which was partially offset by minority interests in Santa Anita and Capital Mall.

    NET INCOME decreased $3.6 million to $9.0 million for the three months ended March 31, 1999 as compared to $12.6 million for the same period in 1998 for the reasons discussed above.

FFO Funds from Operations

    The Company computes FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of NAREIT in March 1995 which defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The Company believes that FFO is an effective measure of the company's operating performance because analysts and investors utilize FFO in analyzing the operating results of real estate companies rather than using earnings per share. FFO as computed by the Company may not be comparable to similarly titled figures reported by other REITs.

    The following is a summary of the Company's FFO and a reconciliation of net income to FFO for the periods presented:

                                                                                              FOR THE THREE MONTHS
                                                                                                ENDED MARCH 31,
                                                                                              --------------------
                                                                                                1999       1998
                                                                                              ---------  ---------
                                                                                                ($ IN THOUSANDS)
Funds from Operations.......................................................................  $  41,170  $  31,558
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Increase in Funds from Operations from prior period.........................................       30.5%
                                                                                              ---------
                                                                                              ---------
Reconciliation:
  Net income................................................................................  $   9,001  $  12,551
  Income allocable to Investor Unit Rights..................................................        939         --
  Depreciation and amortization:
    Deferred financing leases...............................................................        557        521
    Consolidated properties.................................................................     28,741     16,838
    Unconsolidated real estate partnerships.................................................      2,202      1,938
    Minority interest portion...............................................................       (270)      (290)
                                                                                              ---------  ---------
Funds from Operations.......................................................................  $  41,170  $  31,558
                                                                                              ---------  ---------
                                                                                              ---------  ---------

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

    The Company's EBITDA after minority interest plus its pro-rata share of EBITDA of unconsolidated real estate partnerships increased from $53.7 million for the three months ended March 31, 1998 to $91.6 million in for the same period in 1999. The growth in EBITDA reflects the addition of total gross leasable area, increased rental rates, increased retailer sales, improved occupancy levels and effective control of operating costs.

    The following is a summary of the Company's EBITDA and a reconciliation of EBITDA to FFO (which has been reconciled to the company's net income above) for the periods presented:

                                                                                              FOR THE THREE MONTHS
                                                                                                ENDED MARCH 31,
                                                                                              --------------------
                                                                                                1999       1998
                                                                                              ---------  ---------
                                                                                                ($ IN THOUSANDS)
EBITDA......................................................................................  $  91,560  $  53,703
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Increase in EBITDA from prior period........................................................       70.5%
                                                                                              ---------
                                                                                              ---------
Reconciliation:
  Funds from Operations.....................................................................  $  41,170     31,558
  Interest expense:
    Consolidated properties.................................................................     49,144     20,291
    Unconsolidated real estate partnership..................................................      1,700      2,108
    Minority interest portion of consolidated properties....................................       (454)      (254)
                                                                                              ---------  ---------
EBITDA......................................................................................  $  91,560  $  53,703
                                                                                              ---------  ---------
                                                                                              ---------  ---------

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

    The following table summarizes certain quarterly operating data for 1998 and the first quarter of 1999 and for the Company's Centers:

                                                           1ST QUARTER    2ND QUARTER  3RD QUARTER  4TH QUARTER
                                                         ---------------  -----------  -----------  ------------
1999 QUARTERLY DATA
  Mall Shop sales(1)...................................  $  667,277              N/A          N/A            N/A
  Revenues.............................................  $  145,599              N/A          N/A            N/A
  Percentage leased....................................          93%(2)          N/A          N/A            N/A

1998 QUARTERLY DATA
  Mall Shop sales(1)...................................  $  615,302        $ 685,548    $ 688,089   $  1,071,951
  Revenues.............................................  $   87,933        $  86,807    $ 108,469   $    145,072
  Percentage leased....................................          92%              93%          93%            93%

------------------------

(1) Excludes leases in excess of 20,000 square feet.

(2) Excludes the Hahn Centers which were 89% leased as of March 31, 1999 because the Company did not manage the Hahn Centers for the same period in 1998.

REPORTED TENANT SALES VOLUME AND SALES PER SQUARE FOOT

    Total sales for Mall Shops (retail stores with less than 20,000 square feet of leasable area) affect revenue and profitability levels of the Company because they determine the amount of minimum rent the Company can charge, the percentage rent it realizes and the recoverable expenses (common area maintenance, real estate taxes, etc.) the retailers can afford to pay. Mall Shop sales for the Company's Centers, for the three months ended March 31, 1999, increased 5.7% on a per square foot basis over the same period in 1998. The Company believes these sales levels enhance the Company's ability to obtain higher rents from retailers.

    The table below sets forth Mall Shop sales and per square foot percentage increases over the same periods in 1998 for the Company's Centers, in the east coast, the midwest and the west coast regions of the United States.

                                                          THREE MONTHS ENDED MARCH
                                                                  31, 1999
                                                          ------------------------
                                                          MALL STORE    INCREASE
                                                             SALES     PER SQ. FT.
                                                          -----------  -----------
                                                            ($000)
East Coast..............................................   $ 181,687         6.0%
Midwest.................................................      80,925         3.7%
West Coast..............................................     404,665         6.0%
                                                          -----------       -----
Total Centers...........................................   $ 667,277         5.7%
                                                          -----------       -----
                                                          -----------       -----

LEASING

    Mall Shop space was 93% leased at March 31, 1999, excluding the recently acquired Hahn Centers. The Company excludes temporary leasing from the calculation of leased Mall Shops space since such leases are on a short-term basis (less than one year) and are subject to termination by the Company on 30 days' notice. The following table sets forth leased status for the Company's Centers in the east coast, the mid west and the west coast regions of the United States, excluding the newly acquired Hahn Centers which were 89% leased as of March 31, 1999.

                                                                                      MARCH 31,
                                                                                 --------------------
                                                                                   1999       1998
                                                                                 ---------  ---------
East Coast.....................................................................        94%        93%
Midwest........................................................................        91%        88%
West Coast.....................................................................        93%        94%
Total Centers..................................................................        93%        92%

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

    Average base rent was $29.08 at March 31, 1999. The following table contains certain information regarding base rent per square foot of Mall Shop leases that have been executed since January 1, 1998.

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                             --------------------
                                                                               1999       1998
                                                                             ---------  ---------
Average base rent of Mall Shop leases, at the end of the period............  $   29.08  $   27.78
Leases expired during the period...........................................      25.52      24.76
Leases executed during the period..........................................      36.83      28.04

    As required by GAAP, contractual rent increases are recognized as rental income using the straight-line method over the respective lease term which may result in the recognition of income not evidenced by cash receipts. The amount of contractual rent increases not represented by cash receipts was $1,245 and $1,001 for the three months ended March 31, 1999 and 1998, respectively (in thousands).

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1999, the Company had unused capacity under its unsecured revolving credit facility totaling $90.0 million which will be utilized to fund acquisition and redevelopment activities and as a revolving working capital facility. Through its hedging activities, the Company has fixed the interest rates applicable to the outstanding balance under this facility at rates ranging from 7.6% to 7.9%.

    As of March 31, 1999, the Company's balance of cash and cash equivalents was $27.6 million, not including its proportionate share of cash held by unconsolidated real estate partnerships.

    During the quarter ended March 31, 1999, the Company closed on secured debt totaling $44 million at 7.77% due in February 2002. The proceeds of this loan were utilized to repay a $44 million bridge loan obtained in conjunction with the acquisition of a 58% interest in Topanga in December 1998.

    In January 1999, the Company acquired the remaining interest in Wheaton it did not previously own for approximately $38.4 million consisting of 1,129,412 Investor Unit rights in the Company's Operating Partnership and a cash distribution of $19.2 million. This acquisition gave the Company a 100% economic interest in the property.

    In March 1999, the Company acquired an additional 15% interest in Independence Mall for approximately $4.4 million consisting of $2.2 million of cash and 122,857 partnership units which may be converted into an equivalent number of Investor Unit Rights in the Company's Operating Partnership or may be exchanged for cash, or at the discretion of the Company, shares of the Company's common stock. This acquisition effectively gives the Company an 85% economic interest in the property.

    The Company's consolidated indebtedness at March 31, 1999 was $2,665.1 million, of which $2,664.0 million is fixed-rate debt and $1.1 million is variable rate debt after considering interest rate protection agreements totaling approximately $1.9 billion. The interest rate on the fixed rate debt ranges from 6.39% to 8.38%. The Company's pro-rata share of debt-to-total market capitalization, based on the share price at March 31, 1999 was 54.3%, excluding the Capital Notes from the numerator. The maturity dates of consolidated indebtedness range from 1999 to 2018. Scheduled principal amortization and balloon payments in connection with maturing mortgage indebtedness are included in Note 6 of the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q.

    The historical sources of capital used to fund the Company's operating expenses, interest expense, recurring capital expenditures and non-recurring capital expenditures (such as major building renovations and expansions) have been: (i) FFO, (ii) secured and unsecured financing, (iii) capital contributions and (iv) tenant recoveries. The Company anticipates that development projects, expansion projects and potential acquisitions will be funded by external financing sources.

    Capital expenditures and capital leasing costs totaled $20.8 million and $6.9 million, for the three months ended March 31, 1999 and 1998, respectively. The following table shows the components of capital expenditures and capital leasing costs.

                                                                                FOR THE THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                                --------------------
                                                                                  1999       1998
                                                                                ---------  ---------
                                                                                  ($ IN MILLIONS)
Renovations and expansions....................................................  $    15.2  $     4.0
Tenant allowances.............................................................        3.0        1.6
Capital leasing costs.........................................................        1.8        1.0
Other capital expenditures....................................................        0.8        0.3
                                                                                ---------        ---
Total.........................................................................  $    20.8  $     6.9
                                                                                ---------        ---
                                                                                ---------        ---

    The Company believes that redevelopment, repositioning and expansion are key to maximizing the use and performance of its assets and increasing its income growth and capital appreciation. The Company continually evaluates the redevelopment potential of its Properties. Due to the financial and regulatory burdens presented by the development of new regional shopping centers, the Company believes that an on-going redevelopment program provides a cost efficient means of ensuring that the Company's existing Centers compete effectively within their existing markets and are able to attract new customers.

    Capital expenditures were financed by external funding and recovery of costs from retailers where applicable. The Company is currently involved in several development projects and had outstanding commitments with contractors totaling approximately $74.6 million as of March 31, 1999, which will be funded through existing mortgage debt, new mortgage debt and the unsecured revolving credit facility.

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

DISTRIBUTIONS

    A quarterly distribution was declared March 22, 1999 to stockholders of record on March 31, 1999 of $0.3625 per common share, which equates to $1.45 per share on an annualized basis.

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

FIRE, LIFE AND SAFETY SYSTEMS

    Management's initial assessment of the fire, life and safety Systems and the heating, ventilating and air conditioning ("HVAC") Systems at its properties indicates that manual overrides on most Systems are available as an alternative to automated controls for monitoring and controlling existing Systems. The Manager has completed an assessment of all electronic and mechanical control systems at the Properties and is currently in the process of upgrading or replacing any systems which are not Year 2000 compliant prior to September 30, 1999. Any cost incurred to replace or upgrade such Systems are a cost of maintaining the Centers and are therefore considered to be recoverable from the tenants under the terms of existing leases. Although there can be no assurance, management considers that the financial impact and risk of significant loss because of System changes or business interruptions caused by fire, life and safety Systems and HVAC Systems which are not Year 2000 compliant will not be material.

SIGNIFICANT CUSTOMERS

    The Company is also reliant on its customers to make the necessary preparations for the year 2000 so that their business operations will not be interrupted, thus threatening their ability to honor their financial commitments. As of December 31, 1998, all tenants had been notified of their responsibilities under their leases notwithstanding interruptions to their business resulting from Year 2000 problems. The Manager's risk assessment, which was completed in the first quarter of 1999, indicates that the Company's exposure to losses as a result of tenants not being Year 2000 compliant is minimal. Although the Company's tenants have indicated that they are in the process of upgrading and testing their Systems, there can be no assurance that all tenants will adequately complete the necessary upgrades or that the Systems tests being or to be performed will be adequate to ensure that all Systems will function reliably in the year 2000 and thereafter.

THIRD PARTY SUPPLIERS

    Exposure to third party suppliers is considered to pose a significant risk. Information requests have been distributed to key third party suppliers and replies are being evaluated. Where the risk assessment indicates significant exposure, follow-up questionnaires and direct contact in the form of teleconferences and site visits will be performed to assess accuracy of information received and to determine and minimize, to the extent possible, potential loss exposure. This assessment is anticipated to be completed by the end of the second quarter of 1999. Although management believes that its efforts with respect to such risks are appropriate, there can be no assurance that such efforts will be adequate to determine the readiness of any of its key third party suppliers in sufficient time to prevent a material adverse effect on the Company. The Company's contingency planning for non-compliant third party suppliers is to identify by the third quarter of 1999, to the extent possible, alternative suppliers who are Year 2000 compliant as a replacement source for goods or services. The cost of communicating with the Company's third party suppliers will be incurred by the Manager and is not reimbursable by the Company.

WORST CASE SCENARIO

    The worse case scenario could be as far reaching as an extended loss of utility service resulting from interruptions at the point of power generation or line transmission or local distribution to the Properties. Such an interruption could result in an inability to provide tenants with access to their spaces thereby affecting the Company's ability to collect rent and pay its obligations which could result in a material adverse effect on the Company. The effect could be as insignificant as a minor interruption in services provided to tenants at the Centers resulting from unanticipated problems encountered by the Company's Systems or any of the significant third parties with whom the Company does business. The pervasiveness of the Year 2000 issue makes it likely that previously unidentified issues will require remediation during the normal course of business. In such a case, the Company anticipates that automated procedures could be replaced by manual procedures while Systems are repaired and that such interruptions would have a minor effect on the Company's operations.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

    This report includes, and future public filings and oral and written statements by the Company and its management may include, statements (other than the consolidated financial statements and other statements of historical fact) that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible future results of operations, earnings, expenses, cash flows, funds from operations and other capital resources of the Company (including with respect to increased revenues and rental rates, cost savings and operating efficiencies) and market trends set forth under (a) "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations" (b) "Legal Proceedings," "Portfolio Data," "Liquidity and Capital Resources," "Distributions," and "Year 2000 Readiness," "Quantitative and Qualitative Disclosure about Market Risk" and (c) statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "anticipates," "intends," "plans," "estimates," "proposes," "scheduled," or other similar expressions.

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

    The following important factors, and those important factors described elsewhere in this report (including without limitation those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosure About Market Risk" and "Legal Proceedings"), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements; (i) risks generally inherent in real estate investment, such as changes in the national economic climate, the regional economic climate (including the impact of local employers or industry concentrations on the economic climate) or local real estate conditions; perceptions by retailers or shoppers of the safety, convenience and attractiveness of a shopping center, trends in the retail industry; competition for retailers, changes in market rental rates and vacancy rates, the ability to collect rent from retailers, the need to periodically renovate, repair and relet space and the costs thereof; the ability of an owner to provide adequate management and maintenance and insurance, and increased operating costs, as well as changes in governmental regulations, zoning or tax laws; and possible environmental liabilities; (ii) the ability of the Company to successfully redevelop properties (including the ability to complete the redevelopment, to complete construction within the estimated time frame and budget or to realize anticipated occupancy and rental rates from completed projects), or to achieve anticipated operating results from acquired properties; (iii) competition from other shopping centers and other forms of retailing; (iv) the impact of the financial condition of anchors and major tenants on the Centers' operations, including the bankruptcy or insolvency of anchors or retailers or the decision of any anchor or major tenant to not renew its lease when it expires; (v) the Company's ability to make scheduled payments of principal or interest on, or to refinance its obligations with respect to its indebtedness and to comply with the covenants and restrictions contained in the instruments governing such indebtedness, which will depend on its future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors beyond its control, including changes in consumer buying patterns, regulatory developments and increased operating costs; (vi) the Company's ability to continue to qualify as a REIT for federal income tax purposes and the taxation of the Company as a regular corporation if it were to lose that status, the 100% tax on net income from transactions that constitute prohibited transactions pursuant to the rules relating to REITs under the Code; and possible taxation of the Company with respect to built-in gain on disposition of certain property if such property disposed of during a ten-year period; and the possibility of a dramatic decrease in cash available for distributions if any such taxes become payable; and (vii) possible conflicts of interest due to the controlling ownership interest of affiliates.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In the normal course of business the Company enters into interest rate swap contracts to reduce its exposure to fluctuations in interest rates. Net interest differentials to be paid or received related to these contracts are accrued as incurred or earned. Any gain or loss from terminating current swap contracts is recognized in the period the swap contract is terminated or reversed. The Company's policy is to maintain fixed rate borrowing (including fixed rate mortgages and interest rate swaps) for approximately 75% of forecast debt (existing debt and future expiring debt anticipated to be refinanced) for a term of not more than ten years. Additional hedging may be entered into for up to 100% of forecast debt if interest rates are extremely favorable.

    It is the Company's policy to enter into interest rate swap contracts to hedge fluctuations in interest rates only to the extent necessary to meet its objectives as stated above. The Company does not enter into interest rate swap contracts for speculative purposes but rather for limiting the Company's exposure to changes in interest rates.

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

    The following is a summary of fixed rate debt, average fixed interest rate and average remaining term to maturity for the Company's pro rata share of fixed rate notes payable and revolving credit facility:

                                                                                        MARCH 31,    DECEMBER 31,
                                                                                       ------------  ------------
                                                                                           1999          1998
                                                                                       ------------  ------------
                                                                                            ($ IN THOUSANDS)
Principal amount of fixed rate debt..................................................  $    817,992   $  777,911
Principal (notional) amount of other current fixed rate payable instruments..........     1,887,000    1,700,000
                                                                                       ------------  ------------
                                                                                       $  2,704,992   $2,477,911
                                                                                       ------------  ------------
                                                                                       ------------  ------------
Fixed rate debt as a percentage of total notes payable and revolving credit
  facility...........................................................................         98.7%        91.4%
                                                                                       ------------  ------------
                                                                                       ------------  ------------
Average effective fixed rate (inclusive of margins) of total fixed rate debt and
  hedges, including delayed start swaps..............................................         7.29%        7.09%
                                                                                       ------------  ------------
                                                                                       ------------  ------------
Average remaining term (in years) of total fixed rate debt and hedges, including
  delayed start swaps................................................................           8.5          9.1
                                                                                       ------------  ------------
                                                                                       ------------  ------------

    There have been no material changes in the market risks reported in the Company's Annual Report on Form 10-K other than those disclosed in Notes 6 and 7 of the Condensed Consolidated Financial Statements for the quarter ended March 31, 1999 included in this quarterly report on Form 10-Q.

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

    None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5:  OTHER INFORMATION

    (a) The Registrant's Annual Meeting of Shareholders was held on April 29,
       1999 in             New York, New York.

    (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the management's nominees as listed in the proxy statement to elect three Directors. All of the nominees were elected.

    (c) The matters voted on at the meeting and the results were as follows:

       (1) To elect three Directors to serve as such until the Annual Meeting of Shareholders to be held in 2002 and until their successors are elected and qualified.

                                                                                       FOR        AGAINST
                                                                                   ------------  ---------
Director #1--David H. Lowy                                     Common Shares         66,610,926     57,563

Director #2--Herman Huizinga                                   Common Shares         66,611,426     57,063

Director #3--Bernard Marcus                                    Common Shares         66,616.026     52,463

       (2) To approve the issuance of our Common Shares upon conversion of our Series D Preferred Shares if then held by a substantial security holder of us or other restricted holder under Rule 312 of the New York Stock Exchange Listed Company Manual.

                                                                                              BROKER
                                                          FOR        AGAINST    ABSTAIN      NON-VOTES
                                                      ------------  ---------  ---------  ---------------
Common Shares.......................................    59,020,284    226,466    157,818      7,263,921

       (3) To approve and ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 1999.

                                                          FOR        AGAINST    ABSTAIN
                                                      ------------  ---------  ---------
Common Shares.......................................    66,530,469     48,787     89,233

       (4) To approve the amendment of our Series C Certificate of Designation so that the holders of the Series C Preferred Shares, the holders of the Series C-1 Preferred Shares and the holders of the Series C-2 Preferred Shares will, in some cases, vote together as a single class.

                                                                                              BROKER
                                                          FOR        AGAINST    ABSTAIN      NON-VOTES
                                                      ------------  ---------  ---------  ---------------
Common Shares.......................................    59,009,816    209,597    185,155      7,263,921

Series C Preferred Shares...........................       416,667          0          0              0

       (5) To approve the issuance of our Common Shares upon conversion of our Series D-1 Preferred Shares if then held by a substantial security holder of us or other restricted holder under Rule 312 of the New York Stock Exchange Listed Company Manual.

                                                                                              BROKER
                                                          FOR        AGAINST    ABSTAIN      NON-VOTES
                                                      ------------  ---------  ---------  ---------------
Common Shares.......................................    59,016,161    228,304    160,103      7,263,921
Series C Preferred Shares...........................     4,166,670          0          0              0

       (6) To approve the issuance of our Common Shares to Westfield America Trust pursuant to a stock subscription agreement entered into on May 29, 1998.

                                                                                             BROKER
                                                        FOR        AGAINST     ABSTAIN      NON-VOTES
                                                    ------------  ----------  ---------  ---------------
Common Shares.....................................    58,196,209   1,044,265    164,094      7,263,921
Series C Preferred Shares.........................     4,166,670           0          0              0
Series C-1 Preferred Shares.......................     1,388,890           0          0              0
Series C-2 Preferred Shares.......................     1,388,890           0          0              0

    The holders of Common Shares and the holders of Series C Preferred Shares voted as separate classes on item (4) above. Accordingly, each Common Share was entitled to one vote and each Series C Preferred Share was entitled to one vote. The holders of Common Shares and the holders of Series C Preferred Shares voted together as a single class on item (5) above. Accordingly, each Common Share was entitled to one vote and each Series C Preferred Share was entitled to ten votes. The holders of Common Shares and the holders of Series C Preferred Shares voted together as a single class on item (6) above, the holders of Common Shares and the holders of Series C-1 Preferred Shares voted together as a single class on item (6) above, and the holders of Common Shares and the holders of Series C-2 Preferred Shares voted together as a single class on item (6) above. In each instance with respect to item (6), each Common Share was entitled to one vote and each Series C Preferred Share, Series C-1 Preferred Share or Series C-2 Preferred Share, as applicable, was entitled to ten votes.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

 NO.   DESCRIPTION
------ --------------------------------------------------------------------------
   3.1 Restated Articles of Incorporation of the Company (Exhibit 3.1(1)).

   3.2 Second Amended and Restated By-Laws of the Company.

   3.3 Amendment No. 1 to the Second Amended and Restated By-Laws of the Company.

   3.4 Amendment No. 2 to the Second Amended and Restated By-Laws of the Company.

   3.5 Amendment No. 3 to the Second Amended and Restated By-Laws of the Company.

    11 Statements regarding Computation of Per Share Earnings for the three months ended March 31, 1999.

    12 Statement regarding Computation of Ratios.

    27 Financial Data Schedule

    99 Agreement regarding Disclosure of Long-Term Debt Instruments.

------------------------

    (1) Incorporated by reference to designated exhibit to the Company's current report on Form 8-K, filed on February 19, 1999.

    (b) Reports on Form 8-K:

    The Company filed the following reports on Form 8-K during the three months ended March 31, 1999:

                                                                                                   FINANCIAL
DATE OF FILING                                                                 ITEMS REPORTED      STATEMENT
-----------------------------------------------------------------------------  --------------  ------------------
February 1, 1999.............................................................        7                Yes
February 3, 1999.............................................................       5, 7              Yes
February 19, 1999............................................................        5                 No

    Form 8-K/A was filed on February 1, 1999. Under Item 7 Financial Statements and Exhibits, the Company updated the previous 8-K filed on December 2, 1998 to include the required financial statements and pro forma financial statements for the properties acquired pursuant to an Asset Purchase Agreement, dated as of April 6, 1998, between TrizecHahn Centers, Inc., The Rouse Company and the Company, as amended.

    Form 8-K was filed on February 3, 1999. Under Item 5 Other Events, the Company reported the acquisition of the remaining 58% interest in Topanga Plaza that the Company did not already own. Under item 7 financial statements and exhibits, the Company reported the financial statements for Topanga Plaza. Topanga Plaza is a super-regional center located in Canoga Park, California.

    Form 8-K was filed on February 19, 1999. Under Item 5 Other Events, the Company reported $746.1 million in borrowings made from the Capital Company of America in October and December 1998, the issuance of 138,889 Series C-1 and 138,889 Series C-2 preferred shares to Security Capital Preferred Growth ("SCPG") and the issuance of 138,889 shares of Series D-1 preferred shares to Westfield America Trust ("WAT") in December 1998. The Company also reported the issuance of 416,667 Series C preferred shares and 416,667 Series D preferred to SCPG and WAT, respectively, in August 1998 and the issuance of 277,778 shares of the Series D preferred shares to Westfield American Investments Pty. Limited, a subsidiary of Westfield Holdings Limited also in August 1998. The company also reported the amendment of (i) its Second Amended and Restated By-Laws, (ii) the Asset Purchase Agreement, dated April 6, 1998, between TrizecHahn Centers, Inc, The Rouse Company and the Company and (iii) the First Amended and Restated Agreement of Limited Partnership of Westfield America Limited Partnership (the "Operating Partnership"). The Company also reported the issuance of Investor Unit Rights in the Operating Partnership to several third parties.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                             DESCRIPTION                                           PAGE NUMBER
---------  -------------------------------------------------------------------------------------------  -------------
3.2        Second Amended and Restated By-Laws of the Company                                                    29

3.3        Amendment No. 1 to the Second Amended and Restated By-Laws of the Company.                            43

3.4        Amendment No. 2 to the Second Amended and Restated By-Laws of the Company.                            44

3.5        Amendment No. 3 to the Second Amended and Restated By-Laws of the Company.                            45

11         Statements regarding Computation of Per Share Earnings for the Three Months Ended March 31,
           1999.                                                                                                 46

12         Statement regarding Computation of Ratios.                                                            48

27         Financial Data Schedule.                                                                              49

99         Agreement Regarding Disclosure of Long-Term Debt Instruments.                                         50

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1999

                                WESTFIELD AMERICA, INC.

                                By:              /s/ PETER S. LOWY
                                     -----------------------------------------
                                                   Peter S. Lowy
                                                    CO-PRESIDENT

                                By:             /s/ RICHARD E. GREEN
                                     -----------------------------------------
                                                  Richard E. Green
                                                    CO-PRESIDENT

                                By:             /s/ MARK A. STEFANEK
                                     -----------------------------------------
                                                  Mark A. Stefanek
                                       CHIEF FINANCIAL OFFICER AND TREASURER