Form 10-Q
period 1999-06-30
WESTFIELD AMERICA INC
filed 1999-08-16
CIK 913283

                               [WESTFIELD LOGO]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                       or

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to

                         Commission file number 1-12923

                             WESTFIELD AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         MISSOURI                            43-0758627
             -------------------------------            -------------------
             (State or other jurisdiction of               (IRS Employer
              incorporation or organization)            Identification No.)

                 11601 WILSHIRE BOULEVARD
                        12TH FLOOR
                 LOS ANGELES, CALIFORNIA                       90025
         ----------------------------------------            ----------
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

     As of August 12, 1999, 73,345,137 shares of Common Stock, par value $.01 per share, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX


                                                                                                  PAGE
                                                                                                  ----
PART I - FINANCIAL INFORMATION

   Item 1:    Condensed Consolidated Financial Statements

              Consolidated Balance Sheets as of June 30, 1999 (unaudited) and
                December 31, 1998 .............................................................      1

              Consolidated Statements of Income (unaudited) for the three months ended
                June 30, 1999 and 1998 and for the six months ended June 30, 1999 and 1998.....      2

              Consolidated Statements of Cash Flows (unaudited) for the six months ended
                June 30, 1999 and 1998 ........................................................      3

              Notes to Condensed Consolidated Financial Statements (unaudited) ................      4

   Item 2:    Management's Discussion and Analysis of Financial Condition and Results of
                Operations ....................................................................     13

   Item 3:    Quantitative and Qualitative Disclosures about Market Risk ......................     25

PART II - OTHER INFORMATION

   Item 1:    Legal Proceedings ...............................................................     26

   Item 2:    Changes in Securities ...........................................................     26

   Item 3:    Defaults Upon Senior Securities .................................................     27

   Item 4:    Submission of Matters to a Vote of Security Holders .............................     27

   Item 5:    Other Information ...............................................................     29

   Item 6:    Exhibits and Reports on Form 8-K ................................................     29


                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     JUNE 30,        DECEMBER 31,
                                                                                       1999              1998
                                                                                  ----------------  ----------------
                                                                                    (UNAUDITED)
                                                      ASSETS

   Land......................................................................     $      451,938     $     457,801
   Buildings, improvements and equipment ....................................          2,846,942         3,185,969
   Less accumulated depreciation ............................................           (391,695)         (340,727)
                                                                                  ----------------  ----------------

     Net property and equipment .............................................          2,907,185         3,303,043

   Construction in progress .................................................             52,908            20,254
   Investments in unconsolidated real estate affiliates .....................            160,984           138,747
   Participating loan to an affiliate .......................................            145,000           145,000
   Direct financing leases receivable .......................................             82,090            83,214
                                                                                  ----------------  ----------------

     Net investment in real estate ..........................................          3,348,167         3,690,258

   Cash and cash equivalents ................................................             12,987            25,272

   Restricted cash ..........................................................             11,814            25,820

   Accounts receivable, net of allowance of $8,869 and $8,400 in 1999
     and 1998, respectively .................................................             44,263            45,325

   Deferred expenses and other assets, net ..................................             33,916            33,964
                                                                                  ----------------  ----------------

     Total assets ...........................................................     $    3,451,147      $  3,820,639
                                                                                  ----------------  ----------------
                                                                                  ----------------  ----------------


                                       LIABILITIES AND SHAREHOLDER'S EQUITY

   Notes payable and revolving credit facility ..............................     $    2,327,691      $  2,641,015
   Accounts payable and accrued expenses ....................................             77,263            82,658
   Distribution payable .....................................................             35,997            33,242
                                                                                  ----------------  ----------------

     Total liabilities ......................................................          2,440,951         2,756,915
                                                                                  ----------------  ----------------

   Minority interests .......................................................             34,694            42,605
   Series C and D preferred stock ...........................................            275,000           275,000

   Common stock .............................................................                731               731
   Series A and B preferred stock ...........................................            121,000           121,000
   Additional paid-in capital ...............................................            578,771           624,388
                                                                                  ----------------  ----------------

     Total shareholders' equity .............................................            700,502           746,119
                                                                                  ----------------  ----------------

     Total liabilities and shareholders' equity .............................     $    3,451,147      $  3,820,639
                                                                                  ----------------  ----------------
                                                                                  ----------------  ----------------

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30,                          JUNE 30,
                                                              ------------------------------   ------------------------------
                                                                  1999             1998            1999             1998
                                                              -------------    -------------   --------------   -------------
REVENUES:
   Minimum rents ......................................         $   85,824         $ 48,335       $ 170,477        $  96,519
   Tenant recoveries ..................................             38,034           18,620          75,629           37,779
   Percentage rents ...................................              3,364            1,724           6,465            4,298
                                                              -------------    -------------   --------------   -------------

     Total revenues ...................................            127,222           68,679         252,571          138,596
                                                              -------------    -------------   --------------   -------------

EXPENSES:
   Operating ..........................................             37,345           19,837          76,151           39,763
   Management fees ....................................              2,750            1,383           5,228            2,770
   Advisory fee .......................................              2,015            1,483           3,642            2,966
   General and administrative .........................                692              422           1,182              901
   Depreciation and amortization ......................             29,078           17,040          57,819           33,878
                                                              -------------    -------------   --------------   -------------

     Total expenses ...................................             71,880           40,165         144,022           80,278
                                                              -------------    -------------   --------------   -------------

OPERATING INCOME ......................................             55,342           28,514         108,549           58,318

INTEREST EXPENSE, net .................................            (50,041)         (18,911)        (99,185)         (39,202)

OTHER INCOME:
   Equity in income of unconsolidated real estate
     Affiliates .......................................              1,264              423           2,320              910
   Gain on sale of investments.........................              1,971           65,710           1,971           65,710
   Interest and other income ..........................              4,307            3,909           8,773            7,440
                                                              -------------    -------------   --------------   -------------

INCOME BEFORE MINORITY INTEREST                                     12,843           79,645          22,428           93,176
   Minority interests in earnings of consolidated
     real estate affiliates ...........................               (752)            (998)         (1,336)          (1,978)
                                                              -------------    -------------   --------------   -------------

NET INCOME ............................................         $   12,091       $   78,647       $  21,092         $ 91,198
                                                              -------------    -------------   --------------   -------------
                                                              -------------    -------------   --------------   -------------


Net income allocable to preferred shares ..............         $    8,625       $    2,723       $  17,250         $  5,447
Net income allocable to common shares .................              3,466           75,924           3,842           85,751
                                                              -------------    -------------   --------------   -------------

                                                                $   12,091       $   78,647       $  21,092         $ 91,198
                                                              -------------    -------------   --------------   -------------
                                                              -------------    -------------   --------------   -------------

EARNINGS PER COMMON SHARE:

   Basic ..............................................         $     0.05      $      1.04       $    0.05      $      1.17
                                                              -------------    -------------   --------------   -------------
                                                              -------------    -------------   --------------   -------------

   Diluted ............................................         $     0.05      $      0.97       $    0.05      $      1.12
                                                              -------------    -------------   --------------   -------------
                                                              -------------    -------------   --------------   -------------

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES:

   Basic ..............................................             73,342           73,333          73,340           73,331
                                                              -------------    -------------   --------------   -------------
                                                              -------------    -------------   --------------   -------------

   Diluted ............................................             74,382           81,192          74,370           81,140
                                                              -------------    -------------   --------------   -------------
                                                              -------------    -------------   --------------   -------------


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                             ----------------------------------
                                                                                  1999              1998
                                                                             ----------------  ----------------
OPERATING ACTIVITIES:
   Net income ...........................................................    $      21,092     $      91,198
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ......................................           57,819            33,878
     Amortization of deferred loan costs ................................            3,289               521
     Equity in income of unconsolidated real estate affiliates ..........           (2,320)             (910)
     Minority interests in earnings of consolidated real estate
       affiliates .......................................................            1,336             1,978
     Gain on sale of investments ........................................           (1,971)          (65,710)
     Issuance of common stock to independent directors ..................              120               120
   Changes in assets and liabilities:
     Accounts receivable, net ...........................................            1,230              (920)
     Deferred expenses and other assets .................................           (3,401)           (1,897)
     Accounts payable and accrued expenses ..............................              406            (7,326)
                                                                             ----------------  ----------------

   Net cash flows provided by operating activities ......................           77,600            50,932
                                                                             ----------------  ----------------

INVESTING ACTIVITIES:
   Capital expenditures and acquisitions ................................         (184,168)         (156,149)
   Proceeds from sale of investments ....................................          314,527            99,670
   Cash distributions received from unconsolidated real estate
     affiliates .........................................................            3,033             3,976
   Direct financing leases receivable payments ..........................            1,124             1,051
   Decrease (increase) in restricted cash................................           14,006            (2,577)
                                                                             ----------------  ----------------

   Net cash flows provided by (used in) investing activities ............          148,522           (54,029)
                                                                             ----------------  ----------------

FINANCING ACTIVITIES:
   Proceeds from sale of option, net of stock issuance costs ............    $       3,494                 -
   Redemption of preferred shares .......................................                -               (67)
   Cash distributions paid to preferred shareholders ....................          (15,710)           (5,408)
   Cash distributions paid to common shareholders .......................          (52,556)          (51,697)
   Cash distributions paid to minority interests ........................           (2,869)           (3,061)
   Proceeds from notes payable and revolving credit facility ............          466,289           494,847
   Principal payments on notes payable and revolving credit facility ....         (637,055)         (434,453)
                                                                             ----------------  ----------------

   Net cash flows (used in) provided by financing activities ............         (238,407)              161
                                                                             ----------------  ----------------

   Net decrease in cash and cash equivalents ............................          (12,285)           (2,936)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................           25,272            11,003
                                                                             ----------------  ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ................................    $      12,987     $       8,067
                                                                             ----------------  ----------------
                                                                             ----------------  ----------------

SUPPLEMENTAL CASH FLOW INFORMATION PROVIDED IN NOTE 9.


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED AND IN THOUSANDS EXCEPT SHARES, UNITS AND PER SHARE AMOUNTS)


1.   ORGANIZATION:

     Westfield America, Inc., a Missouri corporation (together with its subsidiaries or separately, the "Company"), is the fourth largest publicly traded real estate investment trust ("REIT") in the United States specializing in enclosed shopping centers. At June 30, 1999, the Company had interests in 37 shopping centers branded nationwide as "Westfield Shoppingtowns". The Company's portfolio of Westfield Shoppingtowns includes multi-center clusters of shopping centers in the east coast, midwest and west coast.

     The Company, through its controlling interest in Westfield America Limited Partnership (the "Operating Partnership") and its other subsidiaries and affiliates, owns interests in a portfolio of 22 super-regional shopping centers, 12 regional shopping centers, three power centers (each individually a "Center" and collectively the "Centers"), 12 separate department store properties which are net leased under financing leases to The May Department Stores Company and are not located at the Centers, and certain other real estate investments (collectively, the "Properties").

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

2.   BASIS OF PRESENTATION:

     The accompanying Condensed Consolidated Financial Statements of the Company are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods have been included. The results for the interim period ended June 30, 1999 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the December 31, 1998 audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K filed on March 23, 1999.

     The Company conducts its business through its Operating Partnership, wholly-owned subsidiaries and affiliates. The consolidated financial statements include the accounts of the Company, the Operating Partnership and its other subsidiaries and affiliates over which the Company is able to exercise significant control. The Company does not consider itself to be in control when other third party equity holders have important approval rights over major actions. Investments in non-controlled affiliates are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the 1998 Condensed Consolidated Financial Statements have been reclassified to conform to the 1999 presentation.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED AND IN THOUSANDS EXCEPT SHARES, UNITS AND PER SHARE AMOUNTS)


3.   ACQUISITIONS:

     In June 1999, the Company acquired the remaining 50% interest in Valley Fair, a super-regional shopping center located in San Jose, California, it did not previously own from The Rouse Company, for approximately $107,000 plus the assumption of debt. Funds for the purchase of Valley Fair were obtained from the proceeds from the sale of Cerritos discussed below and borrowings under the Company's unsecured revolving credit facility.

4.   DISPOSITIONS:

     In June 1999, the Company sold Cerritos, a super-regional shopping center located in Cerritos, California to The Macerich Company for approximately $93,000, net of related debt.

     On June 23, 1999, the Company completed a joint venture transaction (the "Joint Venture") with J.P. Morgan Investment Management, Inc., acting for a group of pension trusts ("J.P. Morgan"), which effectively transferred a 50% interest in University Towne Centre ("UTC") and Valley Fair to J.P. Morgan for approximately $246,000 including the assumption of debt totaling approximately $120,000. Concurrently, the Company sold an option (the "Liquidity Option") to J.P. Morgan for $4,000. The Liquidity Option gives J.
P. Morgan the right, under certain circumstances, to exchange its interest in the Joint Venture, or its interest in either Center, for shares of the Company's common stock. Upon exercise of the Liquidity Option, J.P. Morgan will receive shares of the Company's common stock equal to J.P. Morgan's share of FFO in the Joint Venture, or a Center (as applicable), for the preceding four calendar quarters divided by the Company's FFO per share for the same period. As a result of the Liquidity Option, the Company accounted for the sale of interests in Valley Fair and UTC as a financing transaction.

5.   INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES:

     As of June 30, 1999, the Company's economic interest in Centers held by unconsolidated affiliates is as follows:

                                                                                              ECONOMIC
       WESTFIELD SHOPPINGTOWN                             LOCATION                            INTEREST
       Independence Mall                             Wilmington, NC                             85.0%
       Plaza Camino Real                             Carlsbad, CA                               40.0%
       UTC                                           La Jolla, CA                               50.0%
       Valley Fair                                   San Jose, CA                               50.0%
       Vancouver                                     Vancouver, WA                              50.0%
       West Valley                                   Canoga Park, CA                            42.5%


                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED AND IN THOUSANDS EXCEPT SHARES, UNITS AND PER SHARE AMOUNTS)


5.   INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES: (CONTINUED)

     A summary of the condensed balance sheets and statements of income for all unconsolidated real estate affiliates on a combined basis is as follows:


                                                                             JUNE 30,          DECEMBER 31,
                                                                               1999                1998
                                                                         ------------------  ------------------
CONDENSED BALANCE SHEETS:

Investment in real estate:
   Land, building and improvements, at cost ..........................     $    637,776         $    490,214
   Less accumulated depreciation and amortization ....................          (39,730)             (46,908)
   Construction in progress ..........................................           24,495                5,081
                                                                         ------------------  ------------------

Net investment in real estate ........................................          622,541              448,387
Notes payable ........................................................         (343,355)            (185,674)
Other assets and liabilities, net and outside interests ..............         (118,202)            (123,966)
                                                                         ------------------  ------------------

Investments in unconsolidated real estate affiliates .................     $    160,984          $   138,747
                                                                         ------------------  ------------------
                                                                         ------------------  ------------------


                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                     ------------------------------  -------------------------------
                                                         1999            1998            1999             1998
                                                     --------------  --------------  --------------   --------------
CONDENSED STATEMENTS OF INCOME:

Total revenues ................................        $   13,668    $     14,219     $   29,452       $   28,704

Costs and expenses:
   Operating, general and
     administrative expenses...................             4,172           4,363          9,488            8,546
   Interest expense, net ......................             3,348           4,817          6,669            9,595
   Depreciation and amortization ..............             3,043           3,045          6,793            6,480
                                                     --------------  --------------  --------------   --------------

Net income ....................................             3,105           1,994          6,502            4,083
Other partners' share of net income ...........            (1,841)         (1,571)        (4,182)          (3,173)
                                                     --------------  --------------  --------------   --------------

Equity in income of unconsolidated real
   estate affiliates ..........................        $    1,264    $        423     $    2,320      $       910
                                                     --------------  --------------  --------------   --------------
                                                     --------------  --------------  --------------   --------------

     Significant accounting policies used by unconsolidated real estate affiliates are similar to those used by the Company.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED AND IN THOUSANDS EXCEPT SHARES, UNITS AND PER SHARE AMOUNTS)


6.   NOTES PAYABLE AND REVOLVING CREDIT FACILITY:

     As of June 30, 1999 and December 31, 1998, the Company had consolidated indebtedness as follows:

                                                                                    JUNE 30,          DECEMBER 31,
                                                                                      1999               1998
                                                                                 ----------------  ------------------
Collateralized non-recourse notes to an insurance company, interest only
   payable monthly at 6.51%, due in 2001........................................   $     167,000     $     167,000
Collateralized loan with a maximum commitment of $101,500,
   interest only at LIBOR + 1.50% (7.73% effective rate at June 30, 1999),
   payable monthly, due in 2001.................................................          64,000                 -
Senior collateralized non-recourse notes, interest at 6.39%, principal and
   interest payable quarterly, due in 2004......................................          15,413            16,782
Senior collateralized non-recourse notes bearing interest at 7.33%, interest only payable until 2004, principal and interest payable thereafter, due in
   2014.........................................................................          55,167            55,167
Collateralized non-recourse note payable to an insurance company, interest at an effective rate of 7.15%, principal and interest payable monthly, due in
   2000.........................................................................         134,118           136,456
Unsecured revolving credit facility with a group of banks with a maximum commitment of $600,000, interest only at LIBOR + 1.00%
   (7.10% effective rate at June 30, 1999) payable monthly, due
   in 2000 with options to extend...............................................         480,200           490,000
Unsecured bridge facility with a group of banks, interest only at LIBOR + 1.75%
   payable monthly. This note was repaid and retired in June 1999...............               -           100,000
Collateralized commercial mortgage notes due in 2004, interest only payable
   monthly at 6.78%.............................................................          75,000            75,000
Secured bridge facility with a group of banks, interest only at LIBOR + 1.50%
   payable monthly. This note was repaid and retired in January 1999............               -            44,000
Collateralized non-recourse note payable to an insurance
   company, effective interest at 7.77%, principal and interest
   payable monthly, due in 2002.................................................          43,907                 -
Collateralized non-recourse note payable to an insurance
   company, effective interest at 7.00%, principal and interest
   payable monthly, due in 2002.................................................          60,553            61,603
Secured bridge facility with a group of banks, interest only at LIBOR + 1.75%
   payable monthly. This note was repaid and retired in June 1999 ..............               -            95,000


                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED AND IN THOUSANDS EXCEPT SHARES, UNITS AND PER SHARE AMOUNTS)


6.   NOTES PAYABLE AND REVOLVING CREDIT FACILITY: (CONTINUED)

                                                                                    JUNE 30,         DECEMBER 31,
                                                                                      1999               1998
                                                                                 ----------------  -----------------
Collateralized non-recourse note payable to an insurance
   company, effective interest at 7.00%, principal and interest
   payable monthly, due in 2018.................................................        18,795            19,026
Collateralized non-recourse note payable to an insurance
   company, effective interest at 7.00%, principal and interest
   payable monthly, due in 2006.................................................        22,792            23,043
Collateralized non-recourse note payable to a bank, interest at
   LIBOR + 2.00% interest only payable monthly. This note was
   repaid and retired in May 1999...............................................             -            92,476
Collateralized non-recourse note payable to an insurance
   company, effective interest at 7.00%, principal and interest
   payable monthly, due in 2022.................................................        73,048            73,745
Collateralized non-recourse note payable to an insurance
   company, effective interest at 7.20%, principal and interest payable monthly, due in 2006. This note was accounted for
   under the equity method upon the sale of a 50%
   interest in UTC to J.P. Morgan (See Note 4)..................................             -            81,041
Collateralized non-recourse notes payable to an insurance company, effective
   interest at 7.00%, principal and interest payable monthly, due in 2004.......        62,510            63,488
Collateralized note payable, interest only payable monthly at LIBOR + 0.53%
   (6.38% effective rate at June 30, 1999) due in 2001..........................       754,100           746,100
Unsecured subordinated notes to Australian investors, interest payable semi-annually at LIBOR + 2.32% (8.38% effective rate at June 30, 1999),  due
   in equal installments in 2001, 2002 and 2003.................................       301,088           301,088
                                                                                 ----------------  -----------------

                                                                                 $   2,327,691     $   2,641,015
                                                                                 ----------------  -----------------
                                                                                 ----------------  -----------------

     Interest costs capitalized for the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998 totaled $601, $543, $844 and $661, respectively.

     In conjunction with the issuance of the unsecured subordinated notes to Australian investors in June 1998, the Company entered into a foreign currency hedge agreement which effectively fixed the principal payments due to the noteholders. The unrealized gain on the foreign currency hedge agreement was approximately $5,580 at June 30, 1999 as compared to an unrealized loss of $12,551 at December 31, 1998.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED AND IN THOUSANDS EXCEPT SHARES, UNITS AND PER SHARE AMOUNTS)


6.   NOTES PAYABLE AND REVOLVING CREDIT FACILITY: (CONTINUED)

     The annual maturities of notes payable and revolving credit facility as of June 30, 1999, are as follows:

                              1999 ........................      $       7,204
                              2000 ........................            621,964
                              2001 ........................          1,096,241
                              2002 ........................            206,782
                              2003 ........................            109,513
                              Thereafter ..................            285,987
                                                                 ----------------
                                                                 $   2,327,691
                                                                 ----------------
                                                                 ----------------

7.   INTEREST RATE SWAP CONTRACTS:

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

                                                                                                       RANGE OF
                                                                                  RANGE OF FIXED       MATURITY
                                                           NOTIONAL AMOUNT            RATES              RATES
                                                          -------------------   -------------------  --------------
Current swaps where the Company receives
  LIBOR..............................................            $1,887,000       5.93% to 6.34%       6/30/01 to
                                                                                                       12/11/08

Deferred swaps where the Company receives
  LIBOR .............................................              $730,000       6.07% to 6.35%       4/01/02 to
                                                                                                       04/01/08

         At June 30, 1999, the Company had swap contracts, included above as current swaps, with notional amounts totaling $177,416, hedging anticipated debt for future redevelopments to occur over the next year. The swaps are contractual agreements whereby the Company receives LIBOR and pays fixed rates ranging from 6.10% to 6.34%. These interest rate swap contracts are hedges and, accordingly, changes in their fair values are not recognized in the financial statements.

     The net unrealized gain on interest rate swap contracts was approximately $64,613 at June 30, 1999 as compared to a net unrealized loss of approximately $88,675 at December 31, 1998.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED AND IN THOUSANDS EXCEPT SHARES, UNITS AND PER SHARE AMOUNTS)

8.   CAPITAL STOCK:

     In May 1998, the Company entered into a stock subscription agreement with Westfield America Trust ("WAT"), under which WAT has the obligation to purchase and the Company has the right to sell, up to AUS $465,000 (approximately US $307,737 at June 30, 1999) of the Company's common stock in three equal installments at a 5% discount to the then prevailing market price of the Company's common stock at June 2001, 2002 and 2003. In lieu of issuing common stock at each installment date, the Company has the option to pay the 5% discount in cash or common stock.

     Each director who is not an officer of the Company or an employee of WHL is entitled to annual compensation equal to $20 in cash and $20 in common stock. The number of shares issued is based on the share price of the Company's common stock on the anniversary of the director's appointment. In May 1999, the Company issued a total of 7,446 shares of common stock to six directors.

     A quarterly distribution was declared June 17, 1999 to stockholders of record on June 30, 1999 of $0.3625 per common share, which is equal to $1.45 per share on an annualized basis.

     Under certain circumstances investors in the Company's Operating Partnership may exchange their Investor Unit Rights for cash or, at the discretion of the Company, shares of the Company's common stock. Holders of Investor Unit Rights are entitled to receive, when declared, distributions from the Operating Partnership in proportion to the dividends paid to holders of the Company's common stock. On a weighted average basis, there were 2,164,235 Investor Unit Rights outstanding in the Operating Partnership for the three and six months ended June 30, 1999, plus an additional 909,143 partnership units outstanding in partnerships related to Independence Mall which may be converted into an equivalent number of Investor Unit Rights in the Operating Partnership.

9.   SUPPLEMENTAL CASH FLOW INFORMATION:

     For the six months ended June 30, 1999 and 1998, the Company paid interest totaling $104,112 and $40,649, respectively, net of capitalized interest.

NON CASH INVESTING AND FINANCING INFORMATION:

     During the six months ended June 30, 1999, the Company recorded a decrease in minority interest totaling $5,213 as a result of the acquisition of a 16% interest in Wheaton Plaza for Investor Unit Rights in January 1999.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED AND IN THOUSANDS EXCEPT SHARES, UNITS AND PER SHARE AMOUNTS)


9.   SUPPLEMENTAL CASH FLOW INFORMATION: (CONTINUED)

     Prior to formation of the Joint Venture with J.P. Morgan in June 1999, UTC was included in the Company's consolidated accounts. After the Company transferred a 50% interest to J.P. Morgan in conjuction with the Joint Venture transaction, the Company began accounting for UTC under the equity method. The Company's 50% interest in the fixed assets and liabilities transferred to the Joint Venture were as follows:


                 Land .......................................................     $     9,540
                 Building and improvements ..................................         177,925
                 Less accumulated depreciation ..............................          (4,180)
                                                                                  -------------
                     Net investment in real estate ..........................         183,285
                 Note payable ...............................................         (80,269)
                                                                                  -------------
                 Net investment in UTC ......................................         103,016
                 Cash proceeds from J.P. Morgan .............................         (50,865)
                                                                                  -------------
                 Non-cash addition to investments in unconsolidated
                     real estate affiliates .................................     $    52,151
                                                                                  -------------
                                                                                  -------------

10.  RELATED PARTIES:

     The Manager entered into an agreement with the Company to manage and lease the properties in the Company's portfolio beginning January 1, 1995. In consideration for providing these management services, the Company reimburses the Manager for certain recoverable property operating costs including mall related payroll and pays the Manager gross fees of 5% of minimum and percentage rents received by the Centers. Property management fees totaling $2,750 and $1,383, net of capitalized leasing fees of $1,851 and $1,053, were expensed for the three months ended June 30, 1999 and 1998, respectively. Property management fees totaling $5,228 and $2,770, net of capitalized leasing fee of $3,556 and $2,062 were expensed by the Company for the six months ended June 30, 1999 and 1998, respectively. Included in accounts payable and accrued expenses at December 31, 1998, are management fees payable to the Manager totaling $1,299.

     In addition to the management fees, the Manager was reimbursed for recoverable operating costs including mall related payroll costs totaling $4,788 and $3,933, for the three months ended June 30, 1999 and 1998, respectively and $10,707 and $7,937 for the six months ended June 30, 1999 and 1998, respectively.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED AND IN THOUSANDS EXCEPT SHARES, UNITS AND PER SHARE AMOUNTS)


10.  RELATED PARTIES: (CONTINUED)

     The Company entered into a Master Development Framework Agreement with the Developer whereby the Company granted the Developer the exclusive right to carry out expansion, redevelopment and related works on the Company's wholly-owned shopping centers and to endeavor to have the Developer be appointed by the relevant partner to carry out similar activities for jointly owned real estate affiliates. During the three months ended June 30, 1999 and 1998, the Company paid the Developer $20,387 and $14,746, respectively, and $35,187 and $20,104 for the six months ended June 30, 1999 and 1998, respectively for expansion, redevelopment and related work.

     In July 1996, the Company engaged the Advisor to provide a variety of asset management and investment services, subject to supervision of the Company. The Advisor is entitled to an annual fee equal to 25% of the annual Funds from Operations ("FFO") in excess of the Advisory FFO Amount ($144,569 at June 30,
1999), but not to exceed 55 basis points of the Net Equity Value (as defined) of the Company's assets. The Advisory FFO amount increases whenever the Company issues additional common stock. The advisory fee was $2,015 and $1,483 for the three months ended June 30, 1999 and 1998, respectively and $3,642 and $2,966 for the six months ended June 30, 1999 and 1998, respectively.

     Included in interest and other income for the three and six months ended June 30, 1999 and 1998 is interest income earned on a participating loan to wholly-owned indirect subsidiaries of WHL totaling $3,747, $3,635, $7,663 and $7,090, respectively.

11.  COMMITMENTS AND CONTINGENCIES:

     The Company is currently involved in several development projects and had outstanding commitments to the Developer totaling approximately $132,000 at June 30, 1999.

     The Company currently is neither subject to any material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business. Based on consultation with counsel, management believes that these items will not have material adverse impact on the Company's consolidated financial position or results of operations.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Westfield America, Inc. (the "Company"), is the fourth largest publicly traded real estate investment trust ("REIT") in the United States specializing in enclosed shopping centers. The Company's portfolio, branded nationwide as "Westfield Shoppingtowns", includes multi-center clusters of shopping centers in the east coast, midwest and west coast.

     The Company has been engaged for over 40 years in the business of owning, acquiring, financing, operating, leasing, developing, and redeveloping regional and super-regional shopping centers. As of June 30, 1999, the Company's portfolio of 37 shopping centers (the "Centers") consisted of 22 super-regional shopping centers with approximately 24.5 million square feet of space, 12 regional shopping centers with approximately 8.1 million square feet of space, three power centers with approximately 1.4 million square feet of space and six office buildings adjacent to its Centers with approximately 0.6 million square feet of space, representing approximately 70.8%, 23.4%, 4.1%, and 1.7%, respectively, of the Company's 34.6 million square feet of gross leasable area.

     In May 1999, the Company entered into a five-year agreement with The Coca-Cola Company to market its beverages at the Company's 37 Shoppingtowns. This relationship includes development of jointly branded promotional activities across the Company's portfolio which will enhance the Westfield Shoppingtown brand in its markets.

     The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the Notes thereto for the six months ended June 30, 1999 and the Consolidated Financial Statements of the Company for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

GENERAL BACKGROUND

     Fluctuations in the Company's results of operations from period to period were primarily affected by acquisitions that occurred during the year ended December 31, 1998. In 1998, the Company acquired interests in 16 shopping centers, (the "1998 Acquisition Centers") including a portfolio of 12 shopping centers (the "Hahn Centers") from TrizecHahn Centers, Inc. ("TrizecHahn"), for approximately $1.8 billion.

     The Centers acquired in 1998 were acquired with proceeds obtained from the Company's unsecured revolving credit facility, issuance of new secured and unsecured debt in the third and fourth quarter of 1998, assumption of debt, the issuance of notes to Australian investors (the "Capital Notes") in June 1998, the issuance of shares of the Company's Series C and D preferred stock in August and December 1998, the exercise of warrants in WHL and subsequent sale of WHL shares in April 1998 and issuance of partnership interests and Investor Unit Rights.

     At June 30, 1999 and for the six months then ended, the Condensed Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 31 Centers, the equity in income of six unconsolidated real estate affiliates including UTC which became a deconsolidated entity on June 23, 1999, Cerritos until this center was sold on June 2, 1999 and an additional 32% interest and 15% interest in Wheaton Plaza and Independence Mall, respectively, which were acquired effectively on January 1, 1999, 12 separate department store properties that are net leased to The May Company under financing leases, a $145 million participating loan made to two wholly-owned affiliates of Westfield Holdings Limited ("WHL") in May of 1997 (the "Garden State Plaza Loan").

     At June 30, 1998 and for the six months then ended, the Condensed Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 19 centers, the equity in income of five unconsolidated real estate affiliates with interests in five Centers, Crestwood Plaza following its acquisition in January 1998, The Promenade at Woodland Hills following its acquisition in June 1998, 12 separate department store properties net leased to the May Company under financing leases, the Garden State Plaza Loan, the Capital Notes and the sale of investments in April 1998.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS ENDED JUNE 30, 1998

     TOTAL REVENUES increased $58.5 million or 85% to $127.2 million for the three months ended June 30, 1999 as compared to $68.7 million for the same period in 1998. The increase was primarily the result of the addition of the 1998 Acquisition Centers which contributed $49.4 million or 84% of the increase in total revenues. Excluding the total revenues generated by the 1998 Acquisition Centers, total revenues increased $9.1 million due primarily to increased minimum rents generated by completed redevelopments at Mission Valley-West, South Shore and Annapolis, higher recovery revenues and percentage rental revenues and higher minimum rents as a result of increased occupancy throughout the portfolio.

     TOTAL EXPENSES increased $31.7 million or 79% to $71.9 million for the three months ended June 30, 1999 as compared to $40.2 million for the same period in 1998. The increase was primarily the result of the addition of the 1998 Acquisition Centers, which contributed a combined $24.0 million or 76% of the increase in total expenses, including $9.2 million in depreciation expense. Excluding the total expenses incurred by the 1998 Acquisition Centers, total expenses increased $7.7 million due primarily to increased operating costs and depreciation as a result of redevelopments.

     INTEREST EXPENSE, net of capitalized interest, increased $31.1 million or 165% to $50.0 million for the three months ended June 30, 1999 as compared to $18.9 million for the same period in 1998, due primarily to increased borrowings under the Company's secured and unsecured loan facilities, the Capital Notes and secured debt assumed and issued in conjunction with the acquisition of the 1998 Acquisition Centers.

     EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES increased approximately $0.9 million to $1.3 million for the three months ended June 30, 1999 as compared to $0.4 million for the same period in 1998 primarily due to the acquisition of joint venture interests in Valley Fair in July 1998 and Independence Mall in August 1998, which were partially offset by the acquisition of the remaining 55% interest in North County Fair in October 1998 and the remaining 58% interest in Topanga acquired in November 1998.

     INTEREST AND OTHER INCOME increased $0.4 million to $4.3 million for the three months ended June 30, 1999 as compared to the same period in 1998. The increase was due to an increase in participation interest earned on the Garden State Plaza Loan and interest earned on temporary investments.

     MINORITY INTERESTS decreased $0.2 million to $0.8 million for the three months ended June 30, 1999 as compared to $1.0 million for the same period in 1998 due to the acquisition of a 16% interest in Wheaton Plaza in January 1999 which was partially offset by minority interests in Santa Anita and Capital Mall.

     NET INCOME decreased $66.5 million to $12.1 million for the three months ended June 30, 1999 as compared to $78.6 million for the same period in 1998. Excluding gains of $2.0 million from the sale of Cerritos in June 1999 and $65.7 million for the same period in 1998 due primarily to the sale of WHL Warrants in April 1998 net income decreased $2.8 million or 22% to $10.1 million for the months ended June 30, 1999 as compared to $12.9 million for the same period in 1998 for the reasons discussed above.

RESULTS OF OPERATIONS

COMPARISONS OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998

     TOTAL REVENUES increased $114.0 million or 82% to $252.6 million for the six months ended June 30, 1999 as compared to $138.6 million for the same period in 1998. The increase was primarily the result of the addition of the 1998 Acquisition Centers which contributed $101.5 million or 89% of the increase in total revenues. Excluding the total revenues generated by the 1998 Acquisition Centers, total revenues increased $12.5 million due to increased minimum rents generated by completed redevelopments at Mission Valley-West, South Shore, and Annapolis, higher recovery revenues and percentage rental revenues and higher minimum rents as a result of increased occupancy throughout the portfolio.

     TOTAL EXPENSES increased $63.7 million or 79% to $144.0 million for the six months ended June 30, 1999 as compared to $80.3 million for the same period in 1998. The increase was primarily the result of the addition of the 1998 Acquisition Centers, which contributed a combined $52.8 million or 83% of the increase in total expenses, including $19.7 million in depreciation expense. Excluding the total expenses incurred by the 1998 Acquisition Centers, total expenses increased $10.9 million due primarily to increased operating costs and depreciation as a result of redevelopments placed into service in 1998.

     INTEREST EXPENSE, net of capitalized interest, increased $60.0 million or 153% to $99.2 million for the six months ended June 30, 1999 as compared to $39.2 million for the same period in 1998, due primarily to increased borrowings under the Company's secured and unsecured loan facilities, the Capital Notes and secured debt assumed and issued in conjunction with the acquisition of the 1998 Acquisition Centers.

     EQUITY IN NET INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES increased approximately $1.4 million to $2.3 million for the six months ended June 30, 1999 as compared to $0.9 million for the same period in 1998 due primarily to the acquisition of joint venture interests in Valley Fair in July 1998 and Independence Mall in August 1998, which were partially offset by the acquisition of the remaining 55% interest in North County Fair in October, 1998 and the remaining 58% interest in Topanga acquired in November, 1998.

     INTEREST AND OTHER INCOME increased $1.3 million to $8.8 million for the six months ended June 30, 1999 as compared to the same period in 1998. The increase was due to an increase in participation interest earned on the Garden State Plaza Loan and interest earned on temporary investments.

     MINORITY INTERESTS decreased $0.7 million to $1.3 million for the six months ended June 30, 1999 as compared to $2.0 million for the same period in 1998 due to the acquisition of a 16% interest in Wheaton Plaza in January 1999 which was partially offset by minority interests in Santa Anita and Capital Mall.

     NET INCOME decreased $70.1 million to $21.1 million for the six months ended June 30, 1999 as compared to $91.2 million for the same period in 1998. Excluding gains of $2.0 million from the sale of Cerritos in June 1999 and $65.7 million for the same period in 1998 due primarily to the sale of WHL warrants in April 1998 net income decreased $6.4 million or 25% to $19.1 million for the six months ended June 30, 1999 as compared to $25.5 million for the same period in 1998 for the reasons discussed above.

FFO FUNDS FROM OPERATIONS

    The Company computes FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of NAREIT in March 1995 which defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated affiliates and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP as a measure of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The Company believes that FFO is an effective measure of the Company's operating performance because analysts and investors utilize FFO in analyzing the operating results of real estate companies rather than using earnings per share. FFO, as computed by the Company, may not be comparable to similarly titled figures reported by other REITs.

    The following is a summary of the Company's FFO and a reconciliation of net income to FFO for the periods presented (amounts in thousands, except percentages):

                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                               JUNE 30,                          JUNE 30,
                                                     ------------------------------    ------------------------------
                                                         1999             1998             1999             1998
                                                     -------------     ------------    -------------     ------------
Funds from operations .........................      $    42,037       $   32,155      $    83,207       $   63,713
                                                     -------------     ------------    -------------     ------------
                                                     -------------     ------------    -------------     ------------

Increase in funds from operations from prior
  period ......................................            30.7%                             30.6%
                                                     -------------                     -------------
                                                     -------------                     -------------

Reconciliation:
  Net income ..................................      $    12,091       $   78,647      $    21,092       $   91,198
  Gains on sales of investments ...............           (1,971)         (65,710)          (1,971)         (65,710)
  Income allocable to Investor Unit Rights.....              594                -            1,533                -
  Depreciation and amortization:
     Deferred financing leases ................              567              530            1,124            1,051
     Consolidated properties ..................           29,078           17,040           57,819           33,878
     Unconsolidated real estate affiliates.....            1,941            1,938            4,143            3,876
     Minority interest portion ................             (263)            (290)            (533)            (580)
                                                     -------------     ------------    -------------     ------------

Funds from operations .........................      $    42,037       $   32,155      $    83,207       $   63,713
                                                     -------------     ------------    -------------     ------------
                                                     -------------     ------------    -------------     ------------

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

    The Company's EBITDA after minority interest plus its pro-rata share of EBITDA of unconsolidated real estate affiliates increased from $106.7 million for the six months ended June 30, 1998 to $185.0 million for the same period in 1999. The growth in EBITDA reflects the addition of total gross leasable area, increased rental rates, increase retailer sales, improved occupancy levels and effective control of operating costs.

    The following is a summary of the Company's EBITDA and a reconciliation of EBITDA to FFO (which has been reconciled to the Company's net income above) for the periods presented (amounts in thousands, except percentages):

                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                               JUNE 30,                          JUNE 30,
                                                     -----------------------------    -------------------------------
                                                         1999            1998             1999             1998
                                                     ------------    -------------    -------------    --------------
EBITDA .........................................     $   93,457       $   53,012      $   185,017      $   106,715
                                                     ------------    -------------    -------------    --------------
                                                     ------------    -------------    -------------    --------------

Increase in EBITDA from prior period ...........          76.3%                             73.4%
                                                     ------------                     -------------
                                                     ------------                     -------------

Reconciliation:
  Funds from Operations ........................     $   42,037       $   32,155      $    83,207      $    63,713
  Interest expense:
     Consolidated properties ...................         50,041           18,911           99,185           39,202
     Unconsolidated real estate affiliates .....          1,839            2,112            3,539            4,220
     Minority interest portion of consolidated
       properties ..............................           (460)            (166)            (914)            (420)
                                                     ------------    -------------    -------------    --------------

EBITDA .........................................     $   93,457       $   53,012      $   185,017      $   106,715
                                                     ------------    -------------    -------------    --------------
                                                     ------------    -------------    -------------    --------------

PORTFOLIO DATA

SEASONALITY

    The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season when retailer occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve a substantial portion of their specialty (temporary retailer) rents during the holiday season. As a result of these factors, earnings are generally highest in the fourth quarter of each year.

    The following table summarizes certain quarterly operating data for 1998 and the first two quarters of 1999 for the Company's Centers (amounts in thousands, except percentages):

                                                       1ST QUARTER     2ND QUARTER    3RD QUARTER    4TH QUARTER
                                                       -----------     -----------    -----------    -----------
   1999 QUARTERLY DATA
      Mall Shop sales................................  $   643,844     $   712,957          N/A            N/A
      Revenues.......................................  $   145,599     $   145,197          N/A            N/A
      Percentage leased(1)...........................          91%             92%          N/A            N/A

   1998 QUARTERLY DATA
      Mall Shop sales................................  $   615,302     $   685,548     $   688,089   $ 1,071,951
      Revenues.......................................  $    87,933     $    86,807     $   108,469   $   145,072
      Percentage leased .............................          92%             93%             93%           93%


(1) Includes the TrizecHahn Centers which were acquired in the last half of 1998.

REPORTED TENANT SALES VOLUME

    Total sales for Mall Shops (retail stores with less than 20,000 square feet of leasable area) affect revenue and profitability levels of the Company because they determine the amount of minimum rent the Company can charge, the percentage rent it realizes and the recoverable expenses (common area maintenance, real estate taxes, etc.) the retailers can afford to pay. Mall Shop sales for the Company's Centers, for the six months ended June 30, 1999, increased 5.3% on a per square foot basis over the same period in 1998. The Company believes these sales levels enhance the Company's ability to obtain higher rents from retailers.

    The table below sets forth Mall Shop sales and per square foot percentage increases over the same periods in 1998 for the Company's Centers, in the east coast, the midwest and the west coast regions of the United States (amounts in thousands, except percentages):

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                          JUNE 30, 1999                     JUNE 30, 1999
                                                 --------------------------------   -------------------------------
                                                   MALL SHOP       INCREASE PER       MALL SHOP      INCREASE PER
                                                     SALES            SQ. FT.           SALES           SQ. FT.
                                                 ---------------  ---------------   ---------------  --------------
East coast ...................................    $     208,347         4.9%         $     392,176        5.2%
Midwest ......................................           85,181         1.4%               167,018        2.6%
West coast ...................................          419,429         6.6%               797,607        6.0%
                                                  ---------------  ---------------   ---------------  --------------

Total Centers ................................    $     712,957         5.4%           $ 1,356,801        5.3%
                                                  ---------------  ---------------   ---------------  --------------
                                                  ---------------  ---------------   ---------------  --------------

LEASING

    Mall Shop space was 92% leased at June 30, 1999, including the TrizecHahn Centers which were acquired in the last half of 1998. The Company excludes temporary leasing from the calculation of leased Mall Shop space because such leases are on a short-term basis (less than one year) and are subject to termination by the Company on thirty days' notice. The following table sets forth leased status for the Company's Centers in the east coast, the midwest and the west coast regions of the United States.

                                                                                JUNE 30,
                                                                        -------------------------
                                                                           1999          1998
                                                                        -----------   -----------
East coast.............................................................      95%           92%
Midwest................................................................      93%           92%
West coast.............................................................      90%           95%
Total Centers..........................................................      92%           93%


RENTAL RATES

    As leases have expired, the Company has generally been able to rent the available space, either to the existing retailer or a new retailer, at rental rates that are higher than those of the expired leases. In a period of increasing sales, rents on new leases will tend to rise as retailers' expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason.

    Average base rent was $29.71 per square foot at June 30, 1999. The following table contains certain information regarding base rent per square foot of Mall Shop leases, excluding leases in excess of 20,000 square feet, that have been executed and expired since January 1, 1998.

                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                JUNE 30,                   JUNE 30,
                                                        -------------------------  -------------------------
                                                            1999          1998         1999          1998
                                                        ------------  -----------  ------------  -----------
Average base rent of Mall Shop leases, at the end
  of the period........................................ $  29.71      $   28.22    $  29.71      $   28.22
Leases expired during the period.......................    22.90          26.70       24.81          25.17
Leases executed during the period......................    38.61          30.32       37.76          29.11


    As required by GAAP, contractual rent increases are recognized as rental income using the straight-line method over the respective lease terms which may result in the recognition of income not evidenced by cash receipts. The amount of contractual rent increases not represented by cash receipts (in thousands) was $1,265 and $1,011 for the three months ended June 30, 1999 and 1998, respectively, and $2,510 and $2,012 for the six months ended June 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had unused capacity under its unsecured revolving credit facility totaling $120 million which will be utilized to fund acquisition and redevelopment activities and as a revolving working capital facility. Through its hedging activities, the Company has fixed the interest rates applicable to the outstanding balance under this facility at rates ranging from 6.90% to 7.20%.

     At June 30, 1999, the Company's cash and cash equivalents totaled $13 million, excluding its proportionate share of cash held by unconsolidated real estate affiliates.

     During the quarter ended June 30, 1999, the Company closed on a $102 million facility with PNC Bank, which included a $38 million construction loan commitment for the Meriden redevelopment. The loan bears interest at LIBOR + 1.50% and is due in November 2001. At the closing, PNC Bank funded $64 million which was used to pay down the unsecured revolving credit facility. Additionally, during the quarter, the Downtown Plaza first mortgage totaling $93 million was refinanced through the unsecured revolving credit facility.

     On June 2, 1999, the Company sold Cerritos and utilized a portion of the proceeds to retire encumbered debt. The remaining $93 million, plus an additional $14 million obtained from the Company's unsecured revolving credit facility, was used to acquire from The Rouse Company the remaining 50% interest in Valley Fair that the Company did not previously own.

     On June 23, 1999, the Company (a) refinanced the existing $100 million Valley Fair loan with a new $275 million loan facility from Canadian Imperial Bank of Commerce and Hypo Bank, which included a $110 million construction loan commitment for the Valley Fair redevelopment, and (b) completed a joint venture transaction (the "Joint Venture") with J.P. Morgan Investment Management, Inc., acting for a group of pension trusts ("J.P. Morgan"), which effectively transferred a 50% interest in UTC and Valley Fair to J.P. Morgan for approximately $246 million, including the assumption of debt totaling approximately $120 million. Concurrently with these transactions, the Company sold an option to J.P. Morgan for $4 million giving J.P. Morgan the right, under certain circumstances, to convert its interest in the Joint Venture into shares of the Company's common stock. Proceeds from the refinancing, the joint venture transaction and the sale of the put option were used to retire the $100 million TrizecHahn acquisition bridge loan and pay down the unsecured revolving credit facility.

     The Company's consolidated indebtedness at June 30, 1999 was $2,328 million, of which 100% is fixed-rate debt after considering interest rate protection agreements totaling approximately $1.7 billion. The interest rate on the fixed rate debt ranges from 6.39% to 8.38%. The Company's pro-rata share of debt-to-total market capitalization, based on the share price at June 30, 1999 was 54.6%, excluding the Capital Notes from the numerator. The maturity dates of consolidated indebtedness range from 2000 to 2018. Scheduled principal amortization and balloon payments in connection with maturing mortgage indebtedness are included in Note 6 of the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q.

     The historical sources of capital used to fund the Company's operating expenses, interest expense, recurring capital expenditures and non-recurring capital expenditures (such as major building renovations and expansions) have been: (a) FFO, (b) secured and unsecured financing, (c) capital contributions and (d) tenant recoveries. The Company anticipates that development projects, expansion projects and potential acquisitions will be funded by external financing sources.

     Capital expenditures and capital leasing costs totaled approximately $52 million and $25 million, for the six months ended June 30, 1999 and 1998, respectively. The following table shows the components of capital expenditures and capital leasing costs (amounts in millions):

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                    -------------------------------
                                                         1999              1998
                                                    -------------     -------------
     Renovations and expansions..................   $     40.6         $     18.7
     Tenant allowances............................         5.9                4.0
     Capital leasing costs........................         3.6                2.1
     Other capital expenditures...................         1.4                0.3
                                                    -------------     -------------

     Total........................................  $     51.5         $     25.1
                                                    -------------     -------------
                                                    -------------     -------------

     The Company believes that redevelopment, repositioning and expansion are key to maximizing the use and performance of its assets and increasing its income growth and capital appreciation. The Company continually evaluates the redevelopment potential of its Centers. Due to the financial and regulatory burdens presented by the development of new regional shopping centers, the Company believes that an on-going redevelopment program provides a cost efficient means of ensuring that the Company's Centers compete effectively within their existing markets and are able to attract new customers.

     Capital expenditures were financed by external funding and recovery of costs from retailers where applicable. The Company is currently involved in several development projects and had outstanding commitments with contractors totaling approximately $132 million on a proportional basis as of June 30, 1999, which will be funded through existing mortgage debt and the unsecured revolving credit facility.

    The Company anticipates that its Funds from Operations will provide the necessary funds on a short-term and long-term basis for its operating expenses, interest expense on outstanding indebtedness and all distributions to the shareholders in accordance with REIT requirements. Sources of recurring and non-recurring capital expenditures on a short-term and long-term basis, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments on outstanding indebtedness, are expected to be obtained from: (a) additional debt financing, (b) additional equity and
(c) working capital reserves.

    Although no assurance can be given, the Company believes that it will have access to capital resources sufficient to satisfy the Company's cash requirements and expand and develop its business in accordance with its strategy for growth.

DISTRIBUTIONS

    A quarterly distribution was declared June 17, 1999 to stockholders of record on June 30, 1999 of $0.3625 per common share, which equates to $1.45 per share on an annualized basis.

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

SIGNIFICANT CUSTOMERS

    The Company is also reliant on its customers to make the necessary preparations for the year 2000 so that their business operations will not be interrupted, thus threatening their ability to honor their financial commitments. As of December 31, 1998, all tenants had been notified of their responsibilities under their leases notwithstanding interruptions to their business resulting from Year 2000 problems. Although the Company's tenants have indicated that they are in the process of upgrading and testing their Systems, there can be no assurance that all tenants will adequately complete the necessary upgrades or that the tests being or to be performed will be adequate to ensure that all of their Systems will function reliably in the year 2000 and thereafter.

THIRD PARTY SUPPLIERS

Exposure to third party suppliers is considered to pose a significant risk. Information requests have been distributed to key third party suppliers and replies are being evaluated. Where the risk assessment indicates significant exposure, follow-up questionnaires and direct contact in the form of teleconferences and site visits will be performed to assess accuracy of information received and to determine and minimize, to the extent possible, potential loss exposure. This assessment is substantially complete. Although management believes that its efforts with respect to such risks have been appropriate, there can be no assurance that such efforts have been adequate for purposes of determining whether key third party suppliers are Year 2000 compliant and thereby preventing a material adverse effect on the Company. As part of its contingency planning for non-compliant third party suppliers the Company has identified, to the extent possible, alternative suppliers who are Year 2000 compliant as a replacement source for goods or services. The cost of communicating with the Company's third party suppliers has been incurred by the Manager and is not reimbursable by the Company. There can be no assurance that all suppliers of critical goods and services will in fact be Year 2000 compliant or that, if they are not, alternative suppliers who are compliant will exist or will be able to furnish such goods and services without substantial interruption.

WORST CASE SCENARIO

    The worse case scenario could be as far reaching as an extended loss of utility services resulting from interruptions at the point of power generation or line transmission or local distribution to the Properties. Such an interruption could result in an inability to provide tenants with access to their spaces thereby affecting the Company's ability to collect rent and pay its obligations which could result in a material adverse effect on the Company. The effect could be as insignificant as a minor interruption in services provided to tenants at the Centers resulting from unanticipated problems encountered by the Company's Systems or any of the significant third parties with whom the Company does business. The pervasiveness of the Year 2000 issue makes it likely that previously unidentified issues will require remediation during the normal course of business. In such a case, the Company anticipates that automated procedures could be replaced by manual procedures while Systems are repaired and that such interruptions would have a minor effect on the Company's operations.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

    This report includes, and future public filings and oral and written statements by the Company and its management may include, statements (other than the consolidated financial statements and other statements of historical fact) that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible future results of operations, earnings, expenses, cash flows, funds from operations and other capital resources of the Company (including with respect to increased revenues and rental rates, cost savings and operating efficiencies) and market trends set forth under (a) "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Portfolio Data," "Liquidity and Capital Resources," "Distributions," and "Year 2000 Readiness," (b)"Quantitative and Qualitative Disclosure about Market Risk," "Legal Proceedings" and (c) statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "anticipates," "intends," "plans," "estimates," "proposes," "scheduled," or other similar expressions.

    Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Many of the factors that will determine these results are beyond the Company's ability to control or predict.

    The following important factors, and those important factors described elsewhere in this report (including without limitation those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk" and "Legal Proceedings"), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements; (a) risks generally inherent in real estate investment, such as changes in the national economic climate, the regional economic climate (including the impact of local employers or industry concentrations on the economic climate) or local real estate conditions; perceptions by retailers or shoppers of the safety, convenience and attractiveness of a shopping center, trends in the retail industry; competition for retailers, changes in market rental rates and vacancy rates, the ability to collect rent from retailers, the need to periodically renovate, repair and relet space and the costs thereof; the ability of an owner to provide adequate management and maintenance and insurance, and increased operating costs, as well as changes in governmental regulations, zoning or tax laws; and possible environmental liabilities; (b) the ability of the Company to successfully redevelop properties (including the ability to complete the redevelopment, to complete construction within the estimated time frame and budget or to realize anticipated occupancy and rental rates from completed projects), or to achieve anticipated operating results from acquired properties; (c) competition from other shopping centers and other forms of retailing; (d) the impact of the financial condition of anchors and major tenants on the Centers' operations, including the bankruptcy or insolvency of anchors or retailers or the decision of any anchor or major tenant to not renew its lease when it expires; (e) the Company's ability to make scheduled payments of principal or interest on, or to refinance its obligations with respect to its indebtedness and to comply with the covenants and restrictions contained in the instruments governing such indebtedness, which will depend on its future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors beyond its control, including changes in consumer buying patterns, regulatory developments and increased operating costs; (f) the Company's ability to continue to qualify as a REIT for federal income tax purposes and the taxation of the Company as a regular corporation if it were to lose that status, the 100% tax on net income from transactions that constitute prohibited transactions pursuant to the rules relating to REITs under the Code; and possible taxation of the Company with respect to built-in gain on disposition of certain property if such property were disposed of during a ten-year period; and the possibility of a dramatic decrease in cash available for distributions if such taxes become payable; and (g) possible conflicts of interest due to the controlling ownership interest of affiliates.

    While the Company periodically reassesses material trends and uncertainties affecting the operations and financial condition in connection with the preparation of its quarterly and annual reports, the Company does not intend to review or revise any particular forward-looking statement referenced in this report in light of future events, even if new information, future events or other circumstances have made them incorrect or misleading.

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

    The following is a summary of fixed rate debt, average fixed interest rate and average remaining term to maturity for the Company's pro rata share of fixed rate notes payable and unsecured revolving credit facility (amounts in thousands, except percentages and years):

                                                                                      JUNE 30,      DECEMBER 31,
                                                                                        1999            1998
                                                                                   ---------------  --------------
         Principal amount of fixed rate debt....................................   $      773,946   $     777,911
         Principal (notional) amount of other current fixed rate
           payable instruments..................................................        1,709,584       1,700,000
                                                                                   ---------------  --------------

                                                                                   $    2,483,530   $   2,477,911
                                                                                   ---------------  --------------
                                                                                   ---------------  --------------
         Fixed rate debt as a percentage of total notes payable and unsecured
           revolving credit facility............................................             100%          91.40%
                                                                                   ---------------  --------------
                                                                                   ---------------  --------------

         Average effective fixed rate (inclusive of margins) of
           total fixed rate debt and hedges.....................................            7.20%           7.09%
                                                                                   ---------------  --------------
                                                                                   ---------------  --------------

         Average remaining term (in years) of total fixed rate debt
           and hedges, including delayed start swaps............................              8.1             9.1
                                                                                   ---------------  --------------
                                                                                   ---------------  --------------

    As of June 30, 1999, there have been no material changes in the market risks reported in the Company's Annual Report on Form 10-K other than those disclosed in Notes 6 and 7 of the Condensed Consolidated Financial Statements for the quarter ended June 30, 1999 included in this quarterly report on Form 10-Q.

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

ITEM 2: CHANGES IN SECURITIES

    SHARES ISSUED TO DIRECTORS

    Each director who is not an officer of the Company or an employee of WHL is entitled to annual compensation equal to $20,000 in cash and $20,000 in common stock. The number of shares issued is based on the share price of the Company's common stock on the anniversary of the director's appointment. On May 13, 1999, the Company issued a total of 7,446 shares of common stock to six directors. Such shares of common stock were issued in a private placement to the above mentioned directors pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by
Section 4(2) of the Securities Act.

    LIQUIDITY OPTION

    On June 23, 1999, concurrently with the completion of the Joint Venture, the Company sold an option (the "Liquidity Option") to J.P. Morgan for $4 million. The Liquidity Option grants J.P. Morgan the right, under certain circumstances, to exchange (a) J.P. Morgan's interest in the Joint Venture or
(b) J.P. Morgan's interest in either of the malls owned by the Joint Venture for shares of the Company's common stock.

    If J.P. Morgan exercises the Liquidity Option and exchanges its interest in the Joint Venture, the Company is required to issue to J.P. Morgan an amount of shares of the Company's common stock equal to J.P. Morgan's share of the Joint Venture's FFO for the four calendar quarters preceding the option exercise divided by the Company's FFO per share for the same period.

    If J.P. Morgan exercises the Liquidity Option and exchanges its interest in one of the malls owned by the Joint Venture, the Company is required to issue to J.P. Morgan an amount of shares of the Company's common stock equal to J.P. Morgan's share of the mall's FFO for the four calendar quarters preceding the option exercise divided by the Company's FFO per share for the same period.

    The Liquidity Option was issued in a private placement to J.P. Morgan pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act.

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

                                                                        FOR              AGAINST
                                                                    ----------          ---------
Director #1 - David H. Lowy               Common Stock              66,610,926           57,563

Director #2 - Herman Huizinga             Common Stock              66,611,426           57,063

Director #3 - Bernard Marcus              Common Stock              66,616,026           52,463


        (2) To approve the issuance of our Common Stock upon conversion of our Series D Preferred Shares if then held by a substantial security holder of us or other restricted holder under Rule 312 of the New York Stock Exchange Listed Company Manual.

                                             FOR             AGAINST           ABSTAIN          BROKER NON-VOTES
                                          ----------         -------           -------          ----------------
                 Common Stock             59,020,284         226,466           157,818              7,263,921

        (3) To approve and ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 1999.

                                              FOR            AGAINST           ABSTAIN
                                           ----------        -------           -------
                  Common Stock             66,530,469         48,787            89,233

         (4) To approve the amendment of our Series C Certificate of Designation so that the holders of the Series C Preferred Shares, the holders of the Series C-1 Preferred Shares and the holders of the Series C-2 Preferred Shares will, in some cases, vote together as a single class.

                                             FOR             AGAINST           ABSTAIN          BROKER NON-VOTES
                                          ----------         -------           -------          ----------------
                 Common Stock             59,009,816         209,597           185,155                7,263,921

                 Series C
                 Preferred Shares          4,166,670               0                 0                        0

         (5) To approve the issuance of our Common Stock upon conversion of our Series D-1 Preferred Shares if then held by a substantial security holder of us or other restricted holder under Rule 312 of the New York Stock Exchange Listed Company Manual.

                                             FOR             AGAINST           ABSTAIN          BROKER NON-VOTES
                                          ----------         -------           -------          ----------------
                 Common Stock             59,016,161         228,304           160,103                7,263,921

                 Series C
                 Preferred Shares          4,166,670               0                 0                        0

           (6) To approve the issuance of our Common Stock to Westfield America Trust pursuant to a stock subscription agreement entered into on May 29, 1998.

                                             FOR             AGAINST           ABSTAIN          BROKER NON-VOTES
                                          ----------         -------           -------          ----------------
                 Common Stock             59,009,816         209,597           185,155                7,263,921

                 Series C
                 Preferred Shares          4,166,670               0                 0                        0

                 Series C-1
                 Preferred Shares          1,388,890               0                 0                        0

                 Series C-2
                 Preferred Shares          1,388,890               0                 0                        0

     The holders of shares of Common Stock and the holders of Series C Preferred Shares voted as separate classes on item (4) above. Accordingly, each Common Share was entitled to one vote and each Series C Preferred Share was entitled to one vote. The holders of shares of Common Stock and the holders of Series C Preferred Shares voted together as a single class on item (5) above. Accordingly, each shares of Common Stock was entitled to one vote and each Series C Preferred Share was entitled to ten votes. The holders of shares of Common Stock and the holders of Series C Preferred Shares voted together as a single class on item (6) above, the holders of shares of Common Stock and the holders of Series C-1 Preferred Shares voted together as a single class on item
(6) above, and the holders of shares of Common Stock and the holders of Series C-2 Preferred Shares voted together as a single class on item (6) above. In each instance with respect to item (6), each shares of Common Stock was entitled to one vote and each Series C Preferred Share, Series C-1 Preferred Share or Series C-2 Preferred Share, as applicable, was entitled to ten votes.

ITEM 5:  OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

       NO.          DESCRIPTION
      ----          -----------
       3.1          Restated Articles of Incorporation of the Company.
       3.2          Second Amended and Restated By-Laws of the Company
                    (Exhibit 3.2(1)).
       3.3          Amendment No.1 to the Second Amended and Restated By-Laws
                    of the Company (Exhibit 3.3(1)).
       3.4          Amendment No. 2 to the Second Amended and Restated By-Laws
                    of the Company (Exhibit 3.4(1)).
       3.5          Amendment No. 3 to the Second Amended and Restated By-Laws
                    of the Company (Exhibit 3.5(1)).
       10           Second Credit Agreement Amendment, dated as of August 12,
                    1998, among Westfield America, Inc., as Borrower, national
                    Australia Bank Limited, Commonwealth Bank of Australia,
                    Australia and New Zealand Banking Group Limited and UBS AG,
                    as Lenders, Commonwealth Bank of Australia and Australia and
                    New Zealand Banking Group Limited, as co-Agents, UBS AG, New
                    York Branch, as Documentary Agent, and National Australia
                    Bank Limited, New York Branch, as Administrative Agent.
       11.1         Statement regarding Computation of Per Share Earnings for
                    the three months ended June 30, 1999.
       11.2         Statement regarding Computation of Per Share Earnings for
                    the six months ended June 30, 1999.
       12           Statement regarding Computation of Ratios.
       27           Financial Data Schedule

       99           Agreement regarding Disclosure of Long-Term Debt
                    Instruments.

(b)    Reports on Form 8-K:

       None


------------------------

(1) Incorporated by reference to designated exhibit to the Company's quarterly report on Form 10-Q filed on May 17, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WESTFIELD AMERICA, INC.

    Date: August 13, 1999           By:      /s/   Peter S. Lowy
                                       -----------------------------------------
                                             Peter S. Lowy
                                             CO-PRESIDENT


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