Form 10-Q
period 1999-09-30
WESTFIELD AMERICA INC
filed 1999-11-15
CIK 913283

                                     [LOGO]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______  to _______

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

         Yes [X]     No [ ]


         As of November 12, 1999, 73,346,541 shares of Common Stock par value $.01 per share, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX


                                                                                       PAGE
PART I -- FINANCIAL INFORMATION

  Item 1: Condensed Consolidated Financial Statements

          Consolidated Balance Sheets as of September 30, 1999 (unaudited) and
           December 31, 1998 ........................................................    1

          Consolidated Statements of Income (unaudited) for the three months ended
           September 30, 1999 and 1998 and for the nine months ended September 30,
           1999 and 1998 ............................................................    2

          Consolidated Statements of Cash Flows (unaudited) for the nine months
           ended September 30, 1999 and 1998 ........................................    3

          Notes to Condensed Consolidated Financial Statements (unaudited) ..........    4

  Item 2: Management's Discussion and Analysis of Financial Condition and
           Results of Operations ....................................................   13

  Item 3: Quantitative and Qualitative Disclosures about Market Risk ................   26

PART II -- OTHER INFORMATION

  Item 1: Legal Proceedings .........................................................   27

  Item 2: Changes in Securities .....................................................   27

  Item 3: Defaults Upon Senior Securities ...........................................   28

  Item 4: Submission of Matters to a Vote of Security Holders .......................   28

  Item 5: Other Information .........................................................   28

  Item 6: Exhibits and Reports on Form 8-K ..........................................   28


                               WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                           (IN THOUSANDS)

                                                              SEPTEMBER 30,           DECEMBER 31,
                                                                  1999                    1998
                                                              -------------           ------------
                                                              (UNAUDITED)
                                              ASSETS

Land                                                           $  463,183                $  457,801
Buildings, improvements and equipment                           2,923,957                 3,185,969
Less accumulated depreciation                                    (418,009)                 (340,727)
                                                               ----------                ----------
  Net property and equipment                                    2,969,131                 3,303,043

Construction in progress                                           84,861                    20,254
Investments in unconsolidated real estate affiliates              169,335                   138,747
Participating loan to affiliates                                  145,000                   145,000
Direct financing leases receivable                                 81,513                    83,214
                                                               ----------                ----------
  Net investment in real estate                                 3,449,840                 3,690,258

Cash and cash equivalents                                          20,748                    25,272

Restricted cash                                                    14,967                    25,820

Accounts receivable, net of allowance of $7,524 and
 $8,400 in 1999 and 1998, respectively                             51,864                    45,325

Deferred expenses and other assets, net                            35,984                    33,964
                                                               ----------                ----------
  Total assets                                                 $3,573,403                $3,820,639
                                                               ----------                ----------
                                                               ----------                ----------

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable and revolving credit facility                    $2,349,284                $2,641,015
Accounts payable and accrued expenses                             114,259                    82,658
Distribution payable                                               36,931                    33,242
                                                               ----------                ----------
  Total liabilities                                             2,500,474                 2,756,915
                                                               ----------                ----------
Minority interests                                                 34,594                    42,605
Series C, D and E preferred stock                                 361,000                   275,000

Common stock                                                          733                       731
Series A and B preferred stock                                    121,000                   121,000
Additional paid-in capital                                        555,602                   624,388
                                                               ----------                ----------
  Total shareholders' equity                                      677,335                   746,119
                                                               ----------                ----------
  Total liabilities and shareholders' equity                   $3,573,403                $3,820,639
                                                               ----------                ----------
                                                               ----------                ----------

   The accompanying notes are an integral part of the condensed consolidated financial statements.


                                WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF INCOME

                           (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                               -------------------------           --------------------------
                                                   1999         1998                   1999          1998
                                               -----------  ------------           ------------   -----------
REVENUES:
  Minimum rents                                $ 82,119       $ 53,143              $252,596        $149,662
  Tenant recoveries                              34,924         23,927               110,553          61,706
  Percentage rents                                2,908          1,591                 9,373           5,889
                                               --------       --------              --------        --------
    Total revenues                              119,951         78,661               372,522         217,257
                                               --------       --------              --------        --------
EXPENSES:
  Operating                                      37,690         23,302               113,841          63,066
  Management fees                                 2,497          1,507                 7,725           4,276
  Advisory fee                                    2,309          1,333                 5,951           4,300
  General and administrative                        160            281                 1,342           1,181
  Depreciation and amortization                  26,950         18,374                84,769          52,252
                                               --------       --------              --------        --------
    Total expenses                               69,606         44,797               213,628         125,075
                                               --------       --------              --------        --------
OPERATING INCOME                                 50,345         33,864               158,894          92,182

INTEREST EXPENSE, net                           (42,424)       (25,809)             (141,609)        (65,011)

OTHER INCOME:
  Equity in income of unconsolidated
   real estate affiliates                         1,670          2,184                 3,990           3,092
  (Loss) gain on sale of investments                  -        (11,816)                1,971          53,895
  Interest and other income                       4,691          5,500                13,464          12,941
                                               --------       --------              --------        --------
INCOME BEFORE MINORITY INTEREST                  14,282          3,923                36,710          97,099
  Minority interests in earnings of
   consolidated real estate affiliates             (726)          (926)               (2,062)         (2,904)
                                               --------       --------              --------        --------
NET INCOME                                     $ 13,556       $  2,997              $ 34,648        $ 94,195
                                               --------       --------              --------        --------
                                               --------       --------              --------        --------

Net income allocable to preferred shares       $  9,559       $  5,052              $ 26,809        $ 10,499
Net income (loss) allocable to common shares      3,997         (2,055)                7,839          83,696
                                               --------       --------              --------        --------
                                               $ 13,556       $  2,997              $ 34,648        $ 94,195
                                               --------       --------              --------        --------
                                               --------       --------              --------        --------
EARNINGS (LOSS) PER COMMON SHARE:

  Basic                                        $   0.05       $  (0.03)             $   0.11        $   1.14
                                               --------       --------              --------        --------
                                               --------       --------              --------        --------
  Diluted                                      $   0.05       $  (0.03)             $   0.11        $   1.13
                                               --------       --------              --------        --------
                                               --------       --------              --------        --------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES:

  Basic                                          73,345         73,337                73,342          73,333
                                               --------       --------              --------        --------
                                               --------       --------              --------        --------
  Diluted                                        74,413         74,689                74,374          83,548
                                               --------       --------              --------        --------
                                               --------       --------              --------        --------

   The accompanying notes are an integral part of the condensed consolidated financial statements.


                              WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED AND IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         ----------------------
                                                                            1999         1998
                                                                         ----------  ----------
OPERATING ACTIVITIES:
  Net income                                                             $  34,648   $   94,195
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                          84,769       52,252
     Amortization of deferred loan costs                                     4,209          965
     Equity in income of unconsolidated real estate affiliates              (3,990)      (3,092)
     Minority interests in earnings of consolidated real estate
      affiliates                                                             2,062        2,904
     Gain on sales of investments                                           (1,971)     (53,895)
     Issuance of common stock to independent directors                         140          140
  Changes in assets and liabilities:
     Accounts receivable, net                                               (6,871)      (5,426)
     Deferred expenses and other assets                                     (7,733)      (8,361)
     Accounts payable and accrued expenses                                  11,966        8,413
                                                                         ---------   ----------
  Net cash flows provided by operating activities                          117,229       88,095
                                                                         ---------   ----------
INVESTING ACTIVITIES:
  Capital expenditures and acquisitions                                   (306,525)    (777,869)
  Proceeds from sales of investments                                       314,527       99,670
  Cash (contributions) distributions to unconsolidated real estate
    affiliates, net                                                         (1,929)       5,397
  Notes receivable repayments                                                  500          396
  Direct financing leases receivable payments                                1,701        1,590
  Decrease in restricted cash                                               10,853       20,116
                                                                         ---------   ----------
  Net cash flows provided by (used in) investing activities                 19,127     (650,700)
                                                                         ---------   ----------
FINANCING ACTIVITIES:
  Proceeds from sale of option                                               4,000            -
  Proceeds from issuance of preferred stock                                 86,000      200,000
  Redemption of preferred shares                                                 -          (67)
  Stock issuance costs                                                      (1,099)      (1,006)
  Cash distributions paid to preferred shareholders                        (24,273)      (8,130)
  Cash distributions paid to common shareholders                           (79,208)     (77,732)
  Cash distributions paid to minority interests, net                        (3,694)      (3,669)
  Proceeds from notes payable and revolving credit facility                738,019    1,073,087
  Principal payments on notes payable and revolving credit facility       (860,625)    (616,377)
                                                                         ---------   ----------
  Net cash flows (used in) provided by financing activities               (140,880)     566,106
                                                                         ---------   ----------
  Net (decrease) increase in cash and cash equivalents                      (4,524)       3,501

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              25,272       11,003
                                                                         ---------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  20,748   $   14,504
                                                                         ---------   ----------
                                                                         ---------   ----------

SUPPLEMENTAL CASH FLOW INFORMATION PROVIDED IN NOTE 8.


   The accompanying notes are an integral part of the condensed consolidated financial statements.


                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       (UNAUDITED AND IN THOUSANDS EXCEPT SHARES, UNITS AND PER SHARE AMOUNTS)

1.  ORGANIZATION:

    Westfield America, Inc., a Missouri Corporation (together with its subsidiaries or separately, the "Company"), is a publicly traded real estate investment trust ("REIT") specializing in enclosed shopping centers. At September 30, 1999, the Company had interests in 38 shopping centers branded nationwide as "Westfield Shoppingtowns." The Company's portfolio of Westfield Shoppingtowns includes multi-center clusters of shopping centers in the east coast, midwest and west coast.

    The Company, through its controlling interest in Westfield America Limited Partnership (the "Operating Partnership") and its other subsidiaries and affiliates, owns interests in a portfolio of 23 super-regional shopping centers, 12 regional shopping centers, three power centers (each individually a "Center" and collectively the "Centers"), 12 separate department store properties which are net leased under financing leases to The May Department Stores Company and certain other real estate investments (collectively, the "Properties").

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

2.  BASIS OF PRESENTATION:

    The accompanying Condensed Consolidated Financial Statements of the Company are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods have been included. The results for the interim period ended September 30, 1999 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the December 31, 1998 audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K filed on March 23, 1999 and the Company's Quarterly Reports on Form 10-Q filed on May 17, 1999 and August 16, 1999.

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

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

       (UNAUDITED AND IN THOUSANDS EXCEPT SHARES, UNITS AND PER SHARE AMOUNTS)


3.  ACQUISITIONS:

    In August 1999, the Company acquired Palm Desert Town Center in Palm Desert, California for $82,010. Westfield Shoppingtown Palm Desert is an 869,000 square foot super-regional shopping center with five anchors and 129 specialty stores. Funds for the purchase of Palm Desert were obtained from the issuance of $86,000 in convertible preferred stock as further described in footnote 7.

4.  INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES:

    As of September 30, 1999, the Company's economic interest in Properties held by unconsolidated affiliates is as follows:

                                                             ECONOMIC
WESTFIELD SHOPPINGTOWN             LOCATION                  INTEREST
----------------------             --------                  --------
Independence Mall               Wilmington, NC                 85.0%
Plaza Camino Real               Carlsbad, CA                   40.0%
UTC                             La Jolla, CA                   50.0%
Valley Fair                     San Jose, CA                   50.0%
Vancouver                       Vancouver, WA                  50.0%
West Valley                     Canoga Park, CA                42.5%


    A summary of the condensed balance sheets and statements of income for all unconsolidated real estate affiliates on a combined basis is as follows:

                                                    SEPTEMBER 30,    DECEMBER 31,
                                                        1999             1998
                                                    -------------    ------------
CONDENSED COMBINED BALANCE SHEETS:

Investment in real estate:
  Land, building and improvements, at cost             $ 640,712       $ 490,214
  Less accumulated depreciation and amortization         (43,830)        (46,908)
  Construction in progress                                38,534           5,081
                                                       ---------       ---------
Net investment in real estate                            635,416         448,387
Notes payable                                           (344,672)       (185,674)
Other assets and liabilities, net and
 outside interests                                      (121,409)       (123,966)
                                                       ---------       ---------
Investments in unconsolidated real estate affiliates   $ 169,335       $ 138,747
                                                       ---------       ---------
                                                       ---------       ---------

                                       5

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

       (UNAUDITED AND IN THOUSANDS EXCEPT SHARES, UNITS AND PER SHARE AMOUNTS)



4.  INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES: (CONTINUED)


                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                 ------------------------     -------------------------
                                                     1999         1998            1999          1998
                                                 -----------  -----------     ------------   ----------
CONDENSED COMBINED STATEMENTS OF INCOME:

Total revenues                                      $21,856     $24,308          $51,308       $53,012

Costs and expenses:
  Operating, general and administrative expenses      6,635       7,234           16,123        15,780
  Interest expense, net                               6,151       6,339           12,820        15,935
  Depreciation and amortization                       4,747       5,334           11,540        11,815
                                                    -------     -------          -------       -------
Net income                                            4,323       5,401           10,825         9,482
Other partners' share of net income                  (2,653)     (3,217)          (6,835)       (6,390)
                                                    -------     -------          -------       -------
Equity in income of unconsolidated real
 estate affiliates                                  $ 1,670     $ 2,184          $ 3,990       $ 3,092
                                                    -------     -------          -------       -------
                                                    -------     -------          -------       -------

    Significant accounting policies used by unconsolidated real estate affiliates are similar to those used by the Company.

5.  NOTES PAYABLE AND REVOLVING CREDIT FACILITY:

    As of September 30, 1999 and December 31, 1998, the Company had consolidated indebtedness as follows:

                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                          1999             1998
                                                                      -------------    ------------
Collateralized non-recourse notes to an insurance company,
 interest only payable monthly at 6.51%.  This note was repaid
 and retired in September 1999                                           $      -        $167,000

Collateralized non-recourse notes payable to insurance
 companies, interest at 7.72%, principal and interest payable
 monthly, due in 2010                                                     159,000               -

Collateralized term loan, interest only at LIBOR + 1.50%
 (7.73% effective rate at September 30, 1999), payable
 monthly, due in 2001                                                      64,000               -

Collateralized construction loan with a maximum commitment
 of $37,500, interest only at LIBOR + 1.75% (8.11% effective
 rate at September 30, 1999), payable monthly, due in 2001                 29,163               -

Senior collateralized non-recourse notes, interest at 6.39%,
 principal and interest payable quarterly, due in 2004                     14,713          16,782

Senior collateralized non-recourse notes bearing interest
 at 7.33%, interest only payable until 2004, principal and
 interest payable thereafter, due in 2014                                  55,167          55,167

                                       6

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

       (UNAUDITED AND IN THOUSANDS EXCEPT SHARES, UNITS AND PER SHARE AMOUNTS)


5.  NOTES PAYABLE AND REVOLVING CREDIT FACILITY: (CONTINUED)

                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                          1999             1998
                                                                      -------------    ------------
Collateralized non-recourse note payable to an insurance
 company, interest at an effective rate of 7.15%, principal
 and interest payable monthly, due in 2000                               132,918           136,456

Unsecured revolving credit facility with a group of banks
 with a maximum commitment of $600,000, interest only at
 LIBOR + 1.00% (7.10% effective rate at September 30, 1999),
 payable monthly, due in 2000 with options to extend                     484,200           490,000

Unsecured bridge facility with a group of banks, interest only at LIBOR + 1.75%, payable monthly. This note was repaid and
 retired in June 1999                                                          -           100,000

Collateralized commercial mortgage notes due in 2004, interest
 only, payable monthly at 6.78%                                           75,000            75,000

Secured bridge facility with a group of banks, interest only at LIBOR + 1.50%, payable monthly. This note was repaid and
 retired in January 1999                                                       -            44,000

Collateralized non-recourse note payable to an insurance
 company, effective interest at 7.77%, principal and interest
 payable monthly, due in 2002                                             43,811                 -

Collateralized non-recourse note payable to an insurance
 company, effective interest at 7.00%, principal and interest
 payable monthly, due in 2002                                             60,041            61,603

Secured bridge facility with a group of banks, interest only at LIBOR + 1.75%, payable monthly. This note was repaid and
 retired in June 1999                                                          -            95,000

Collateralized non-recourse note payable to an insurance
 company, effective interest at 7.00%, principal and interest
 payable monthly, due in 2018                                             18,677            19,026

Collateralized non-recourse note payable to an insurance
 company, effective interest at 7.00%, principal and interest
 payable monthly, due in 2006                                             22,661            23,043

Collateralized non-recourse note payable to a bank, interest at LIBOR + 2.00% interest only, payable monthly. This note was
 repaid and retired in May 1999                                                -            92,476

Collateralized non-recourse note payable to an insurance
 company, effective interest at 7.00%, principal and interest
 payable monthly, due in 2022                                             72,728            73,745

Collateralized non-recourse note payable to an insurance
 company, effective interest at 7.20%, principal and interest payable monthly, due in 2006. This note was accounted for under the equity method upon the sale of a 50% interest in UTC to
 J.P. Morgan (see note 8)                                                      -            81,041


                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

       (UNAUDITED AND IN THOUSANDS EXCEPT SHARES, UNITS AND PER SHARE AMOUNTS)


5.  NOTES PAYABLE AND REVOLVING CREDIT FACILITY: (CONTINUED)

                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                          1999             1998
                                                                      -------------    ------------
Collateralized non-recourse notes payable to an insurance
 company, effective interest at 7.00%, principal and interest
 payable monthly, due in 2004                                             62,017          63,488

Collateralized note payable, interest only payable monthly
 at LIBOR + 0.53% (6.36% effective rate at September 30, 1999)
 due in 2001                                                             754,100         746,100

Unsecured subordinated notes to Australian investors, interest payable semi-annually at LIBOR + 2.32% (8.38% effective rate at September 30, 1999), due in equal installments in 2001,
 2002 and 2003                                                           301,088         301,088
                                                                      ----------      ----------
                                                                      $2,349,284      $2,641,015
                                                                      ----------      ----------
                                                                      ----------      ----------

    Interest costs capitalized for the three months ended September 30, 1999 and 1998, and the nine months ended September 30, 1999 and 1998, totaled $844, $606, $1,688 and $1,267, respectively.

    In conjunction with the issuance of the unsecured subordinated notes to Australian investors in June 1998, the Company entered into a foreign currency hedge and swap agreement effectively fixing the principal and interest payments due to the note holders. The unrealized loss on the foreign currency hedge and swap agreement was approximately $699 at September 30, 1999 as compared to $12,551 at December 31, 1998.

    The annual maturities of notes payable and revolving credit facility as of September 30, 1999, are as follows:

                     1999            $    3,634
                     2000               625,964
                     2001               958,404
                     2002               206,782
                     2003               109,513
                                     ----------
                     Thereafter         444,987
                                     ----------
                                     $2,349,284
                                     ----------
                                     ----------

                                       8

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

       (UNAUDITED AND IN THOUSANDS EXCEPT SHARES, UNITS AND PER SHARE AMOUNTS)


6.  INTEREST RATE SWAP CONTRACTS:

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

                                                                                     RANGE OF
                                                                RANGE OF FIXED       MATURITY
                                             NOTIONAL AMOUNT         RATES             RATES
                                             ---------------    --------------     ---------------
Current swaps where the Company receives
 LIBOR                                         $1,687,000       5.85% to 7.17%        6/30/01 to
                                                                                       12/11/08

Deferred swaps where the Company receives
 LIBOR                                           $730,000       6.07% to 6.35%        4/01/02 to
                                                                                       04/01/08

    The net unrealized gain on interest rate swap contracts was approximately $46,952 at September 30, 1999 as compared to a net unrealized loss of approximately $88,675 at December 31, 1998.

7.  CAPITAL STOCK:

    In August 1999, the Company issued 477,778 shares of Series E cumulative convertible redeemable preferred stock (the "Series E Preferred Stock") to Westfield America Trust for $86,000. Holders of the Series E Preferred Stock are entitled to receive, when declared, cumulative cash dividends equal to the greater of $15.30 per annum per share or an amount equal to 10.0 times the dollar amount declared on the Company's common stock during the period. The Series E Preferred Stock is not convertible into the Company's common stock, unless (i) the conversion is approved by the shareholders of the Company or (ii) the Series E Preferred Stock is sold to an individual or entity to whom the Company may issue its common stock without shareholder approval. Subject to the foregoing, each share of Series E Preferred Stock is currently convertible into 10 shares of common stock of the Company, subject to adjustment. The Company has the option to redeem the Series E Preferred Stock anytime on or after August 2009 at a redemption price of $180 per share, which is equal to the liquidation preference. The original holders of the Company's Series E Preferred Stock have the right to require the Company to redeem the Series E Preferred Stock if the Company ceases to qualify as a REIT for federal tax purposes. Additionally, if there is a change in control, as defined, or, if after August 2009, the market price of the Company's common stock is less than $18.00 per share, holders of the Company's Series E Preferred Stock have the right to require the Company to redeem the Series E Preferred Stock.

                          WESTFIELD AMERICA, INC. AND SUBSIDIARIES

        (UNAUDITED AND IN THOUSANDS EXCEPT SHARES, UNITS AND PER SHARE AMOUNTS)

7.  CAPITAL STOCK: (CONTINUED)

    In May 1998, the Company entered into a stock subscription agreement with Westfield America Trust ("WAT"), under which WAT has the obligation to purchase and the Company has the right to sell, up to AUS $465,000 (approximately US $303,180 at September 30, 1999) of the Company's common stock in three equal installments at a 5% discount to the then prevailing market price of the Company's common stock at June 2001, 2002 and 2003. In lieu of issuing common stock at each installment date, the Company has the option to pay the 5% discount in cash or common stock.

    Each director who is not an officer of the Company or an employee of WHL is entitled to annual compensation equal to $20 in cash and $20 in common stock. The number of shares issued is based on the share price of the Company's common stock on the anniversary of the director's appointment. In May and September 1999, the Company issued 7,446 and 1,404 shares, respectively, of common stock to directors.

    A quarterly distribution was declared September 21, 1999 to shareholders of record on September 30, 1999 of $0.3625 per common share, which is equal to $1.45 per share on an annualized basis.

    Under certain circumstances investors in the Company's Operating Partnership may exchange their Investor Unit Rights for cash or, at the discretion of the Company, shares of the Company's common stock. Holders of Investor Unit Rights are entitled to receive, when declared, distributions from the Operating Partnership in proportion to the dividends paid to holders of the Company's common stock. On a weighted average basis, there were 2,164,235 Investor Unit Rights outstanding in the Operating Partnership for the three and nine months ended September 30, 1999, plus an additional 909,143 partnership units outstanding in partnerships related to Independence Mall which may be converted into an equivalent number of Investor Unit Rights in the Operating Partnership.

    As of September 30, 1999, there were 73,346,541 shares of common stock, par value $0.01 per share, outstanding.

8.  SUPPLEMENTAL CASH FLOW INFORMATION:

    For the nine months ended September 30, 1999 and 1998, the Company paid interest totaling $134,743 and $58,722, respectively, net of capitalized interest.

NON CASH INVESTING AND FINANCING INFORMATION:

    During the nine months ended September 30, 1999, the Company recorded a decrease in minority interest totaling $5,213 as a result of the acquisition of a 16% interest in Wheaton Plaza for Investor Unit Rights in January 1999.

                          WESTFIELD AMERICA, INC. AND SUBSIDIARIES

        (UNAUDITED AND IN THOUSANDS EXCEPT SHARES, UNITS AND PER SHARE AMOUNTS)


8.  SUPPLEMENTAL CASH FLOW INFORMATION: (CONTINUED)

    Prior to the formation of a joint venture with J.P. Morgan Investment Management, Inc., ("J.P. Morgan") in June 1999, which effectively transferred a 50% interest in University Towne Centre ("UTC") and Valley Fair to J.P. Morgan, UTC was included in the Company's consolidated accounts. After the Company transferred a 50% interest to J.P. Morgan in conjuction with the joint venture transaction, the Company began accounting for UTC under the equity method. The Company's 50% interest in the fixed assets and liabilities transferred to J.P. Morgan were as follows:


Land                                          $  9,540
Building and improvements                      177,925
Less accumulated depreciation                   (4,180)
                                              --------
  Net investment in real estate                183,285

Note payable                                   (80,269)
                                              --------
Net investment in UTC                          103,016
Cash proceeds from J.P. Morgan                 (50,865)
                                              --------
Non-cash addition to investments in
 unconsolidated  real estate affiliates       $ 52,151
                                              --------
                                              --------

9.  RELATED PARTIES:

    The Manager entered into an agreement with the Company to manage and lease the properties in the Company's portfolio beginning January 1, 1995. In consideration for these management and leasing services, the Company reimburses the Manager for certain recoverable property operating costs, including mall related payroll, and pays the Manager gross fees of 5% of minimum and percentage rents received by the Centers. Property management fees totaling $2,497 and $1,507, net of capitalized leasing fees of $1,793 and $1,164 were expensed for the three months ended September 30, 1999 and 1998, respectively. Property management fees totaling $7,725 and $4,276, net of capitalized leasing fees of $5,349 and $3,227, were expensed by the Company for the nine months ended September 30, 1999 and 1998, respectively. Included in accounts payable and accrued expenses at December 31, 1998, are management fees payable to the Manager totaling $1,299.

    In addition to the management fees, the Manager was reimbursed for recoverable operating costs, including mall related payroll costs, totaling $5,261 and $3,712, for the three months ended September 30, 1999 and 1998, respectively, and $15,968 and $11,649 for the nine months ended September 30, 1999 and 1998, respectively.

    The Company entered into a Master Development Framework Agreement with the Developer under which the Company granted the Developer the exclusive right to carry out expansion, redevelopment and related works on the Company's wholly-owned shopping centers and agreed to endeavor to have the Developer be appointed to carry out similar activities for jointly owned real estate affiliates. During the three months ended September 30, 1999 and 1998, the Company paid the Developer $30,762 and $15,840, respectively, and $65,949 and $35,944 for the nine months ended September 30, 1999 and 1998, respectively, for expansion, redevelopment and related work.

                          WESTFIELD AMERICA, INC. AND SUBSIDIARIES

        (UNAUDITED AND IN THOUSANDS EXCEPT SHARES, UNITS AND PER SHARE AMOUNTS)


9.  RELATED PARTIES: (CONTINUED)

    In July 1996, the Company engaged the Advisor to provide a variety of asset management and investment services, subject to supervision of the Company. The Advisor is entitled to an annual fee equal to 25% of the annual Funds from Operations ("FFO") in excess of the Advisory FFO Amount ($152,807 at September 30, 1999), but not to exceed 55 basis points of the Net Equity Value (as defined) of the Company's assets. The Advisory FFO amount increases whenever the Company issues additional common stock. The advisory fee was $2,309 and $1,333 for the three months ended September 30, 1999 and 1998, respectively, and $5,951 and $4,300 for the nine months ended September 30, 1999 and 1998, respectively.

    Included in interest and other income for the three months ended September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998, is interest income earned on a participating loan to wholly-owned indirect subsidiaries of WHL totaling $4,280, $3,566, $11,943 and $10,656, respectively.

10. COMMITMENTS AND CONTINGENCIES:

    The Company is currently involved in several development projects and had outstanding commitments to the Developer totaling approximately $99,361 on a prorata basis at September 30, 1999.

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

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Westfield America, Inc. (the "Company"), is a publicly traded real estate investment trust ("REIT") specializing in enclosed shopping centers. The Company's portfolio, branded nationwide as "Westfield Shoppingtowns", includes multi-center clusters of shopping centers in the East Coast, Midwest and West Coast.

    The Company has been engaged for over 40 years in the business of owning, acquiring, financing, operating, leasing, developing, and redeveloping regional and super-regional shopping centers. As of September 30, 1999, the Company's portfolio of 38 shopping centers (the "Centers") consisted of 23 super-regional shopping centers with approximately 25.2 million square feet of space, 12 regional shopping centers with approximately 8.1 million square feet of space, three power centers with approximately 1.4 million square feet of space and six office buildings adjacent to its Centers with approximately
0.6 million square feet of space, representing approximately 71.4%, 22.9%, 4.0%, and 1.7%, respectively, of the Company's 35.3 million square feet of gross leasable area.

    The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the Notes thereto for the nine months ended September 30, 1999, the Consolidated Financial Statements of the Company for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed on March 23, 1999 and the Company's Quarterly Reports on Form 10-Q filed on May 17, 1999 and August 16, 1999.

GENERAL BACKGROUND

    Fluctuations in the Company's results of operations from period to period were primarily affected by acquisitions that occurred during the year ended December 31, 1998. In 1998, the Company acquired interests in 16 shopping centers, (the "1998 Acquisition Centers"), including a portfolio of 12 shopping centers (the "Hahn Centers") from TrizecHahn Centers, Inc. ("TrizecHahn"), for approximately $1.8 billion.

    The Centers acquired in 1998 were acquired with proceeds obtained from the Company's unsecured revolving credit facility, issuance of new secured and unsecured debt in the third and fourth quarter of 1998, assumption of debt, the issuance of notes to Australian investors (the "Capital Notes") in June 1998, the issuance of shares of the Company's Series C and D Preferred Stock in August and December 1998, the exercise of warrants in Westfield Holdings Limited ("WHL") and subsequent sale of WHL shares in April 1998 and issuance of Investor Unit Rights in Westfield America Limited Partnership and partnership interests in other affiliated partnerships.

    At September 30, 1999 and for the nine months then ended, the Condensed Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 31 Centers, Palm Desert Town Center following its acquisition in August 1999, the equity in income of six unconsolidated real estate affiliates, including University Towne Centre which became a deconsolidated entity in June 1999, Los Cerritos Center until it was sold in June 1999 and an additional 32% interest and 15% interest in Wheaton Plaza and Independence Mall, respectively, which were effectively acquired in January 1999, 12 separate department store properties that are net leased to The May Company under financing leases and a $145 million participating loan made to two wholly-owned affiliates of WHL in May of 1997 (the "Garden State Plaza Loan").

    At September 30, 1998 and for the nine months then ended, the Condensed Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 19 centers, the equity in income of five unconsolidated real estate partnerships, Crestwood Plaza following its acquisition in January 1998, The Promenade at Woodland Hills following its acquisition in June 1998, University Towne Centre and the equity in income of Valley Fair and Los Cerritos Center following their acquisition in July 1998, Independence Mall following its acquisition in August 1998, Solano Mall, Parkway Plaza and the equity in income from Santa Anita Fashion Park following their acquisition in September 1998, 12 separate department store properties that are net leased to the May Department Stores Company under financing leases, certain other real estate investments, the Garden State Plaza Loan and the sale of investments.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

    TOTAL REVENUES increased $41.3 million or 53% to $120.0 million for the three months ended September 30, 1999 as compared to $78.7 million for the same period in 1998. The increase was primarily the result of the addition of the 1998 Acquisition Centers which contributed $40.2 million or 97% of the increase in total revenues. Excluding the 1998 Acquisition Centers, total revenues increased $1.1 million due primarily to increased revenues generated by completed redevelopments at Westfield Shoppingtowns Mission Valley - West, South Shore, Eastland, Enfield and Annapolis.

    TOTAL EXPENSES increased $ 24.8 million or 55% to $69.6 million for the three months ended September 30, 1999 as compared to $44.8 million for the same period in 1998. The increase was primarily the result of the addition of the 1998 Acquisition Centers, which contributed $21.5 million or 87% of the increase in total expenses, including $7.2 million in depreciation. Excluding the 1998 Acquisition Centers, total expenses increased $3.3 million due primarily to increased operating costs including depreciation from recently completed redevelopments and higher advisory fee.

    INTEREST EXPENSE, net of capitalized interest, increased $16.6 million or 64% to $42.4 million for the three months ended September 30, 1999, as compared to $25.8 million for the same period in 1998, due primarily to increased borrowings under the Company's secured and unsecured loan facilities, and secured debt assumed and issued in conjunction with the acquisition of the 1998 Acquisition Centers.

    EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES decreased approximately $0.5 million to $1.7 million for the three months ended September 30, 1999 as compared to $2.2 million for the same period in 1998 primarily due to the acquisition of the remaining interests in Topanga and Los Cerritos in November 1998, partially offset by the sale of a 50% interest in UTC in June 1999.

    LOSS ON SALE OF INVESTMENTS for the three months ended September 30, 1998 reflects a loss of $11.8 million due to the reversal of certain interest rate swap contracts originally completed in connection with the TrizecHahn acquisition.

    INTEREST AND OTHER INCOME decreased $0.8 million to $4.7 million for the three months ended September 30, 1999 as compared to $5.5 million for the same period in 1998. The decrease was due to interest earned on a note receivable which was repaid in full in October 1998, partially offset by an increase in participation interest earned on the Garden State Plaza Loan and interest earned on temporary investments.

    MINORITY INTERESTS decreased $0.2 million to $0.7 million for the three months ended September 30, 1999, as compared to $0.9 million for the same period in 1998, due to the acquisition of a 16% interest in Wheaton Plaza in January 1999 which was partially offset by minority interests in Santa Anita and Capital Mall and increased net income generated by the completed redevelopment at Mission Valley.

    NET INCOME increased $10.6 million to $13.6 million for the three months ended September 30, 1999 as compared to $3.0 million for the same period in 1998 for the reasons discussed above.

RESULTS OF OPERATIONS

COMPARISONS OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

    TOTAL REVENUES increased $155.3 million or 72% to $372.5 million for the nine months ended September 30, 1999 as compared to $217.2 million for the same period in 1998. The increase was primarily the result of the addition of the 1998 Acquisition Centers which contributed $144.7 million or 93% of the increase in total revenues. Excluding the 1998 Acquisition Centers, total revenues increased $10.6 million due to increased revenues generated by completed redevelopments, at Westfield Shoppingtowns Mission valley - West, South Shore, Eastland, Enfield and Annapolis and higher percentage rents due to increased sales throughout the portfolio.

    TOTAL EXPENSES increased $88.5 million or 71% to $213.6 million for the nine months ended September 30, 1999, as compared to $125.1 million for the same period in 1998. The increase was primarily the result of the addition of the 1998 Acquisition Centers, which contributed a combined $79.0 million or 89% of the increase in total expenses, including $28.4 million in depreciation expense. Excluding the 1998 Acquisition Centers, total expenses increased $9.5 million due primarily to increased operating costs including depreciation from completed redevelopments and higher advisory fee.

    INTEREST EXPENSE, net of capitalized interest, increased $76.6 million or 118% to $141.6 million for the nine months ended September 30, 1999, as compared to $65.0 million for the same period in 1998, due primarily to increased borrowings under the Company's secured and unsecured loan facilities, the Capital Notes and secured debt assumed and issued in conjunction with the acquisition of the 1998 Acquisition Centers.

    EQUITY IN NET INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES increased approximately $0.9 million to $4.0 million for the nine months ended September 30, 1999, as compared to $3.1 million for the same period in 1998, due primarily to the acquisition of a joint venture interest in Valley Fair in July 1998 and the sale of 50% joint venture interest in UTC in June 1999, partially offset by the acquisition of the remaining 58% interest in Topanga acquired in November 1998.

    GAIN ON SALE OF INVESTMENTS for the nine months ended September 30, 1999, was $2.0 million as a result of the sale of Los Cerritos Center. For the same period in 1998, the Company recognized a net gain of $53.9 million due primarily to the sale of WHL warrants in April 1998, partially offset by the 1998 third quarter reversal of certain interest rate swap contracts originally completed in connection with the TrizecHahn acquisition.

    INTEREST AND OTHER INCOME increased $0.5 million to $13.4 million for the nine months ended September 30, 1999 as compared to $12.9 million for the same period in 1998. The increase was due to an increase in participation interest earned on the Garden State Plaza Loan and interest earned on temporary investments.

    MINORITY INTERESTS decreased $0.8 million to $2.1 million for the nine months ended September 30, 1999 as compared to $2.9 million for the same period in 1998 due to the acquisition of a 16% interest in Wheaton Plaza in January 1999 which was partially offset by minority interests in Santa Anita and Capital Mall and increased net income generated by the completed redevelopment at Mission Valley.

    NET INCOME decreased $59.5 million to $34.6 million for the nine months ended September 30, 1999 as compared to $94.2 million for the same period in 1998 for the reasons discussed above.

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

    The following is a summary of the Company's FFO and a reconciliation of net income to FFO for the periods presented (amounts in thousands, except percentages):

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                    ----------------------  -----------------------
                                                       1999        1998        1999         1998
                                                    ----------   ---------  ----------   ----------
Funds from operations                                $44,087      $36,148    $127,294     $ 99,860
                                                     -------      -------    --------     --------
                                                     -------      -------    --------     --------
Increase in funds from operations from
 prior period                                             22%                      27%
                                                     -------                 --------
                                                     -------                 --------
Reconciliation:
  Net income                                         $13,556      $ 2,997    $ 34,648     $ 94,195
  Loss (gain) on sales of investments                      -       11,816      (1,971)     (53,895)
  Income allocable to Investor Unit Rights               490            -       2,023            -
  Depreciation and amortization:
    Deferred financing leases                            577          539       1,701        1,590
    Consolidated properties                           26,950       18,374      84,769       52,252
    Unconsolidated real estate affiliates              2,777        2,868       6,920        6,744
    Minority interest portion                           (263)        (446)       (796)      (1,026)
                                                     -------      -------    --------     --------
Funds from operations                                $44,087      $36,148    $127,294     $ 99,860
                                                     -------      -------    --------     --------
                                                     -------      -------    --------     --------

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

    The Company's EBITDA after minority interest plus its pro-rata share of EBITDA of unconsolidated real estate affiliates increased 60% from $171.0 million for the nine months ended September 30, 1998 to $274.3 million for the same period in 1999. The growth in EBITDA reflects the addition of total gross leasable area, increased rental rates, increased retailer sales improved occupancy levels and control of operating costs.

    The following is a summary of the Company's EBITDA and a reconciliation of EBITDA to FFO (which has been reconciled to the Company's net income above) for the periods presented (amounts in thousands, except percentages):

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                  ----------------------     ---------------------
                                                     1999         1998          1999       1998
                                                  ----------   ---------     ----------  ---------
EBITDA                                              $89,251     $64,320       $274,268    $171,036
                                                    -------     -------       --------    --------
                                                    -------     -------       --------    --------
Increase in EBITDA from prior period                     39%                        60%
                                                    -------                   --------
                                                    -------                   --------
Reconciliation:
  Funds from Operations                             $44,087     $36,148       $127,294    $ 99,860
  Interest expense:
    Consolidated properties                          42,424      25,809        141,609      65,011
    Unconsolidated real estate affiliates             3,211       2,694          6,750       6,916
    Minority interest portion of consolidated
     properties                                        (471)       (331)        (1,385)       (751)
                                                    -------     -------       --------    --------

EBITDA                                              $89,251     $64,320       $274,268    $171,036
                                                    -------     -------       --------    --------
                                                    -------     -------       --------    --------

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

    The following table summarizes certain quarterly operating data for 1998 and the first three quarters of 1999 for the Company's Centers (amounts in thousands, except percentages):


                                       1ST QUARTER     2ND QUARTER     3RD QUARTER     4TH QUARTER
1999 QUARTERLY DATA
  Mall Shop sales                       $659,438         $729,237       $733,418           N/A
  Revenues                              $145,599         $145,197       $146,498           N/A
  Percentage leased                           91%              92%            93%          N/A

1998 QUARTERLY DATA
  Mall Shop sales                       $615,302         $685,548       $688,089        $1,071,951
  Revenues                              $ 87,933         $ 86,807       $108,469        $  145,072
  Percentage leased                           92%              93%            93%               93%


                                       18

REPORTED TENANT SALES VOLUME

    Total sales for Mall Shops (retail stores with less than 20,000 square feet of leasable area) affect revenue and profitability levels of the Company because they determine the amount of minimum rent the Company can charge, the percentage rent it realizes and the recoverable expenses (common area maintenance, real estate taxes, etc.) the retailers can afford to pay. Mall Shop sales for the Company's Centers, for the nine months ended September 30, 1999, increased 5.9% on a per square foot basis over the same period in 1998. The Company believes these sales levels enhance the Company's ability to obtain higher rents from retailers.

    The table below sets forth Mall Shop sales and per square foot percentage increases over the same periods in 1998 for the Company's Centers, in the east coast, the midwest and the west coast regions of the United States (amounts in thousands, except percentages):

                                                THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                SEPTEMBER 30, 1999                       SEPTEMBER 30, 1999
                                           -----------------------------            -------------------------------
                                             MALL SHOP     INCREASE PER                MALL SHOP     INCREASE PER
                                               SALES          SQ. FT.                    SALES          SQ. FT.
                                           ------------- ---------------            --------------  ---------------
East coast                                   $208,814          6.6%                   $  601,362          6.0%
Midwest                                        83,900          1.0%                      250,094          2.1%
West coast                                    440,704          8.1%                    1,270,637          6.6%
                                             --------       ------                    ----------        -----
Total Centers                                $733,418          6.8%                   $2,122,093          5.9%
                                             --------       ------                    ----------        -----
                                             --------       ------                    ----------        -----

LEASING

    Mall Shop space was 93% leased at September 30, 1999, including the TrizecHahn Centers, which were acquired in the last half of 1998. The Company excludes temporary leasing from the calculation of leased Mall Shop space because such leases are on a short-term basis (less than one year) and are subject to termination by the Company on thirty days' notice. The following table sets forth leased status for the Company's Centers in the East Coast, the Midwest and the West Coast regions of the United States.

                                                         SEPTEMBER 30,
                                                    -----------------------
                                                      1999         1998
                                                    ---------    ----------
East coast                                             95%           94%
Midwest                                                92%           93%
West coast                                             91%           92%
Total Centers                                          93%           93%



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

    Average Mall Shop base rent was $30.03 per square foot at September 30, 1999. The following table contains certain information regarding base rent per square foot of Mall Shop leases, excluding leases in excess of 20,000 square feet that have been executed or expired since January 1, 1998.

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                  ----------------------     ---------------------
                                                     1999       1998(1)          1999     1998(1)
                                                  ----------   ---------     ----------  ---------

Average base rent of Mall Shop leases, at the
 end of the period                                  $30.03      $28.07          $30.03     $28.07
Leases expired during the period                     26.86       24.28           25.09      24.96
Leases executed during the period                    36.21       32.65           37.24      30.26

--------------

(1) Excluding North County Fair.


    As required by GAAP, contractual rent increases are recognized as rental income using the straight-line method over the respective lease terms, which may result in the recognition of income not evidenced by cash receipts. The amount of contractual rent increases not represented by cash receipts (in thousands) was $1,056, $1,115, $3,566 and $3,127 for the three months ended September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1999, the Company had unused capacity under its unsecured revolving credit facility totaling $115.8 million which will be utilized to fund acquisition and redevelopment activities and as a revolving working capital facility. Through its hedging activities, the Company has fixed the interest rates applicable to the outstanding balance under this facility at rates ranging from 6.94% to 7.25%.

    At September 30, 1999, the Company's cash and cash equivalents totaled $20.7 million, excluding its proportionate share of cash held by unconsolidated real estate affiliates.

    During the quarter ended September 30, 1999, the Company refinanced secured debt totaling $167 million, due in 2001, with a new ten-year commercial loan from Prudential Mortgage Capital and New York Life Insurance Company, secured by a mortgage on Westfield Shoppingtown Montgomery Mall, totaling $159 million. The loan bears interest at 7.72% and is due in 2010. This refinancing retired first mortgages on Westfield Shoppingtown South County and Westfield Shoppingtown West County and facilitates separate construction loans for future redevelopments.

    In August 1999, the Company issued 477,778 shares of Series E cumulative convertible redeemable preferred stock (the "Series E Preferred Stock") to Westfield America Trust for $86,000. Holders of the Series E Preferred Stock are entitled to receive, when declared, cumulative cash dividends equal to the greater of $15.30 per annum per share or an amount equal to 10.0 times the dollar amount declared on the Company's common stock during the period. Of the $86 million raised, $82 million was used to acquire Palm Desert Town Center.

    The Company's consolidated indebtedness at September 30, 1999 was $2,349.3 million, of which 98% is fixed rate debt after considering interest rate protection agreements with notional amounts totaling approximately $1.7 billion. The interest rate on the fixed rate debt including swap contracts ranges from 6.36% to 8.38%. The Company's pro-rata share of debt-to-total market capitalization, based on the share price at September 30, 1999 was 55.6%, excluding the Capital Notes from the numerator. The maturity dates of consolidated indebtedness range from 2000 to 2018. Scheduled principal amortization and balloon payments in connection with maturing mortgage indebtedness are included in Note 5 of the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q.

    The historical sources of capital used to fund the Company's interest expense, recurring capital expenditures and non-recurring capital expenditures (such as major building renovations and expansions) have been:
(a) EBITDA, (b) secured and unsecured financing and (c) capital contributions. The Company anticipates that development projects, expansion projects and potential acquisitions will be funded by external financing sources.

    Capital expenditures and capital leasing costs totaled approximately $90.8 million and $46.0 million, for the nine months ended September 30, 1999 and 1998, respectively. The following table shows the components of capital expenditures and capital leasing costs (amounts in millions):

                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                             ----------------------
                                                1999        1998
                                             ---------    ---------
Renovations and expansions                     $73.1        $35.5
Tenant allowances                               10.2          6.7
Capital leasing costs                            5.3          3.2
Other capital expenditures                       2.2          0.6
                                               -----        -----
Total                                          $90.8        $46.0
                                               -----        -----
                                               -----        -----

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

    The Company is currently involved in several development projects and had outstanding commitments with contractors totaling approximately $99.4 million on a proportional basis as of September 30, 1999, which will be funded through existing mortgage debt and the unsecured revolving credit facility.

    The Company anticipates that its EBITDA will provide the necessary funds on a short-term and long-term basis for its interest expense on oustanding indebtedness and all distributions to the shareholders in accordance with REIT requirements. Sources of recurring and non-recurring capital expenditures on a short-term and long-term basis, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments on outstanding indebtedness, are expected to be obtained from: (a) additional debt financing, (b) additional equity and (c) working capital reserves.

    Although no assurance can be given, the Company believes that it will have access to capital resources sufficient to satisfy the Company's cash requirements and expand and develop its business in accordance with its strategy for growth.

DISTRIBUTIONS

    A quarterly distribution was declared September 21, 1999 to shareholders of record on September 30, 1999 of $0.3625 per common share, which is equal to $1.45 per share on an annualized basis.

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

    On behalf of the Company, the Company's Manager began a company-wide assessment in 1997 (the "Project") to identify the Company's reliance on Systems using a two digit date code as well as the Company's exposure to third party customers and suppliers critical to the Company's operations. The Project included an assessment of the Company's dependence upon such Systems and third parties as well as establishing priorities for addressing any Systems or third party customers and suppliers which are assessed as potential year 2000 compliance risks.

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

INTERNAL SYSTEMS

    In 1997, the Manager completed a comprehensive assessment of all communication, hardware and software Systems believed to be critical to the Company's operations. As a result of that assessment, the Manager began a program of replacing and upgrading all Systems which were identified as not being Year 2000 compliant. Requirements for replacing all hardware and software Systems included receipt of written confirmation that the new Systems were Year 2000 compliant. The conversion was substantially completed on October 31, 1998. Based upon the assessments and testing to date, no contingency plans are expected to be needed. Management considers its efforts to ensure Year 2000 compliance of its internal Systems to be adequate; however, assurances obtained from hardware and software vendors have not been independently verified and there can be no assurance that testing has been or will be adequate, in all instances, to ensure that all software and hardware systems are compatible and able to function reliably in the year 2000 and thereafter. The cost of the computer conversion as well as the costs to test the System's Year 2000 compliance were incurred by the Manager and were not reimbursed by the Company.

FIRE, LIFE AND SAFETY SYSTEMS

    Management's initial assessment of the fire, life and safety Systems and the heating, ventilating and air conditioning ("HVAC") Systems at the properties indicates that manual overrides on most Systems are available as an alternative to automated controls for monitoring and controlling existing Systems. The Manager has completed an assessment of all electronic and mechanical control systems at the Properties and has upgraded all Systems, which were identified as not Year 2000 compliant. Any cost incurred to replace or upgrade such Systems are a cost of maintaining the Centers and are therefore considered to be recoverable from the tenants under the terms of existing leases. Although there can be no assurance, management considers that the financial impact and risk of significant loss because of System changes or business interruptions caused by fire, life and safety Systems and HVAC Systems, which are not Year 2000 compliant, will not be material.

SIGNIFICANT CUSTOMERS

    The Company is also reliant on its customers to make the necessary preparations for the year 2000 so that their business operations will not be interrupted, thus threatening their ability to honor their financial commitments. As of December 31, 1998, all tenants had been notified of their responsibilities under their leases notwithstanding interruptions to their business resulting from Year 2000 problems. Although the Company's tenants have indicated that they are in the process of upgrading and testing their Systems, there can be no assurance that all tenants will adequately complete the necessary upgrades or that the tests being, or to be, performed will be adequate to ensure that all of their Systems will function reliably in the year 2000 and thereafter.

THIRD PARTY SUPPLIERS

    Exposure to third party suppliers is considered to pose a significant risk. Information requests distributed to key third party suppliers and replies have been evaluated. Where the risk assessment indicates significant exposure, follow-up questionnaires and direct contact in the form of teleconferences and site visits are being performed to assess accuracy of information received and to determine and minimize, to the extent possible, potential loss exposure. This assessment is substantially complete. Although management believes that its efforts with respect to such risks have been appropriate, there can be no assurance that such efforts have been adequate for purposes of determining whether key third party suppliers are Year 2000 compliant and thereby preventing a material adverse effect on the Company. As part of its contingency planning for non-compliant third party suppliers the Company has identified, to the extent possible, alternative suppliers who are Year 2000 compliant as a replacement source for goods or services. The cost of communicating with the Company's third party suppliers has been incurred by the Manager and is not reimbursable by the Company. There can be no assurance that all suppliers of critical goods and services will in fact be Year 2000 compliant or that, if they are not, alternative suppliers who are compliant will exist or will be able to furnish such goods and services without substantial interruption.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

    This report includes, and future public filings and oral and written statements by the Company and its management may include, statements (other than the consolidated financial statements and other statements of historical fact) that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible future results of operations, earnings, expenses, cash flows, funds from operations and other capital resources of the Company (including with respect to increased revenues and rental rates, cost savings and operating efficiencies) and market trends set forth under (a) "Management's Discussion and Analysis of Financial Condition and Results of Operations," "-Portfolio Data," "-Liquidity and Capital Resources," "-Distributions," and "-Year 2000 Readiness," (b) "Quantitative and Qualitative Disclosure about Market Risk," "Legal Proceedings" and (c) statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "anticipates," "intends," "plans," "estimates," "proposes," "scheduled," or other similar expressions.

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

    The following important factors, and those important factors described elsewhere in this report (including without limitation those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk" and "Legal Proceedings"), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements; (a) risks generally inherent in real estate investment, such as: changes in the national economic climate, the regional economic climate (including the impact of local employers or industry concentrations on the economic climate) or local real estate conditions; perceptions by retailers or shoppers of the safety, convenience and attractiveness of a shopping center; trends in the retail industry; competition for retailers; changes in market rental rates and vacancy rates; the ability to collect rent from retailers; the need to periodically renovate, repair and relet space and the costs thereof; the ability of an owner to provide adequate management and maintenance and insurance; increased operating costs; changes in governmental regulations, zoning or tax laws; environmental or other legal liabilities; and changes in interest rate levels; (b) the ability of the Company to successfully redevelop properties (including the ability to complete the redevelopment, to complete construction within the estimated time frame and budget or to realize anticipated occupancy and rental rates from completed projects), or to achieve anticipated operating results from acquired properties; (c) competition from other shopping centers and other forms of retailing, including electronic commerce; (d) the impact of the financial condition of anchors and major tenants on the Centers' operations, including the bankruptcy or insolvency of anchors or retailers or the decision of any anchor or major tenant to not renew its lease when it expires; (e) possible conflicts of interest with unrelated third parties in jointly owned properties, as well as the impact of the financial condition of unaffiliated partners; (f) the Company's ability to make scheduled payments of principal or interest on, or to refinance its obligations with respect to its indebtedness and to comply with the covenants and restrictions contained in the instruments governing such indebtedness, which will depend on its future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors beyond its control, including changes in consumer buying patterns, regulatory developments and increased operating costs; (g) the Company's ability to continue to qualify as a REIT for federal income tax purposes and the taxation of the Company as a regular corporation if it were to lose that status, the 100% tax on net income from transactions that constitute prohibited transactions pursuant to the rules relating to REIT's under the Code; and possible taxation of the Company with respect to built-in gain on disposition of certain property if such property were disposed of during a ten-year period; and the possibility of a dramatic decrease in cash available for distributions if such taxes become payable; and (h) possible conflicts of interest due to the controlling ownership interest of affiliates.

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

    The following is a summary of fixed rate debt, average fixed interest rate and average remaining term to maturity for the Company's pro rata share of fixed rate notes payable and other fixed rate payable instrument (amounts in thousands, except percentages and years):

                                                  SEPTEMBER 30,        DECEMBER 31,
                                                     1999                  1998
                                                  -------------        ------------
Principal amount of fixed rate debt                 $  762,159          $  777,911
Principal (notional) amount of other
 current fixed rate payable instruments              1,687,000           1,700,000
                                                    ----------          ----------
                                                    $2,449,159          $2,477,911
                                                    ----------          ----------
                                                    ----------          ----------
Fixed rate debt as a percentage of total notes
 payable and unsecured revolving credit facility         97.8%               91.4%
                                                    ----------          ----------
                                                    ----------          ----------
Average effective fixed rate (inclusive of
 margins) of total fixed rate debt and hedges            7.21%               7.09%
                                                    ----------          ----------
                                                    ----------          ----------
Average remaining term (in years) of total
 fixed rate debt and hedges, including delayed
 start swaps                                               8.5                 9.1
                                                    ----------          ----------
                                                    ----------          ----------

    As of September 30, 1999, there have been no material changes in the market risks reported in the Company's Annual Report on Form 10-K other than those disclosed in Notes 5 and 6 of the Condensed Consolidated Financial Statements for the quarter ended September 30, 1999 included in this quarterly report on Form 10-Q.

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

ITEM 2: CHANGES IN SECURITIES

    SHARES ISSUED TO DIRECTORS

    Each director who is not an officer of the Company or an employee of WHL is entitled to annual compensation equal to $20,000 in cash and $20,000 in common stock. The number of shares issued is based on the share price of the Company's common stock on the anniversary of the director's appointment. On September 17, 1999, the Company issued a total of 1,404 shares of common stock to a director. Such shares of common stock were issued in a private placement to the director pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) of the Securities Act.

    SERIES E CONVERTIBLE PREFERRED STOCK

    On August 16, 1999, the Company issued 477,778 shares of Series E cumulative convertible redeemable preferred stock (the "Series E Preferred Stock"). The Series E Preferred Stock was issued to WAT, the Company's largest shareholder, in exchange for gross proceeds of $86,000,040, and has a par value of $1.00 per share and a liquidation value of $180 per share. The Series E Preferred Stock is not convertible into the Company's common stock, unless (i) the conversion is approved by the shareholders of the Company, which consent the Company will seek to obtain at its next annual meeting or
(ii) the Series E Preferred Stock is sold to an individual or entity to whom the Company may issue its common stock without shareholder approval. Subject to the foregoing, each share of Series E Preferred Stock is currently convertible into 10 shares of common stock of the Company, subject to adjustment. All of the Series E Preferred Stock was offered and sold to WAT pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), provided by Section 4(2) of the Act.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5: OTHER INFORMATION

    None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:


     NO.    DESCRIPTION
    ----    -----------
     3.1    Restated Articles of Incorporation of the Company (Exhibit 3.1(1)).

     3.2    Second Amended and Restated By-Laws of the Company (Exhibit 3.2(2)).

     3.3    Amendment No. 1 to the Second Amended and Restated By-Laws for the Company
            (Exhibit 3.3(2)).

     3.4    Amendment No. 2 to the Second Amended and Restated By-Laws of the Company
            (Exhibit 3.4(2)).

     3.5    Amendment No. 3 to the Second Amended and Restated By-Laws of the Company
            (Exhibit 3.5(2)).

    10.1    WAT Subscription Agreement dated December 17, 1998, between Westfield
            America, Inc., Perpetual Trustee Company Limited and Westfield America
            Management Limited.

    10.2    WAT Subscription Agreement dated July 15, 1999, between Westfield America,
            Inc., Perpetual Trustee Company Limited and Westfield America Management
            Limited.

    10.3    Second Amendment of Loan Agreement, dated as of February 25, 1999, to the
            Loan Agreement between Northwest Plaza LLC, WEA Crestwood Plaza LLC,
            Enfield Square LLC, Plaza Bonita LLC, Plaza West Covina LLC, Mid Rivers Mall
            LLC, West Park Partners L.P., Capital Mall Company, Fox Hills Mall LLC,
            Horton Plaza LLC, Oakridge Mall LLC, Parkway Plaza LLC and The Capital Company
            of America LLC, dated as of October 30, 1998.

    11.1    Statement regarding Computation of per Share Earnings for the three months ended September 30, 1999.

    11.2    Statement regarding Computation of Per Share Earnings for the nine months ended September 30, 1999.

    12      Statement regarding Computation of Ratios.

    27      Financial Data Schedule.

    99      Agreement regarding Disclosure of Long-Term Debt Instruments.


--------------

(1) Incorporated by reference to the designated exhibit to the Company's quarterly report on Form 10-Q filed on August 16, 1999.

(2) Incorporated by reference to the designated exhibit to the Company's quarterly report on Form 10-Q filed on May 17, 1999.

(b)  Reports on Form 8-K:

     The Company filed the following reports on Form 8-K during the three months ended September 30, 1999:


   DATE OF FILING          ITEMS REPORTED               FINANCIAL STATEMENT
   July 8, 1999                2, 7                            Yes
   July 13, 1999               2, 7                            Yes
   August 26, 1999             5, 7                            No


    Form 8-K was filed on July 8, 1999. Under Item 2 Acquisition or Disposition of Assets, the Company reported the formation of a joint venture with J.P. Morgan Investment Management, Inc. for two of its malls, Westfield Shoppingtown Valley Fair and Westfield Shoppingtown UTC and the disposition of Los Cerritos Mall. Under Item 7 Financial Statements and Exhibits, the Company presented the pro forma financial statements for Los Cerritos Mall and filed the press release announcing the joint venture.

    Form 8-K/A was filed on July 13, 1999. Under Item 2 Acquisition or Disposition of Assets, the Company updated and amended the description regarding the joint venture and the disposition of Los Cerritos Mall contained in the previous 8-K filed on July 8, 1999. Under Item 7 Financial Statements and Exhibits, the Company updated and amended the pro forma financial statements contained in the previous 8-K filed on July 8, 1999.

    Form 8-K was filed on August 26, 1999. Under Item 5 Other Events, the Company reported the issuance of 477,778 shares of Series E preferred shares to Westfield America Trust in August 1999. Under Item 7 Financial Statements and Exhibits, the Company filed the related press release.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WESTFIELD AMERICA, INC.

Date: November 12, 1999               By:   /s/   Peter S. Lowy
                                          --------------------------------------
                                           Peter S. Lowy
                                           CO-PRESIDENT


                                            /s/  Richard E. Green
                                          --------------------------------------
                                           Richard E. Green
                                           CO-PRESIDENT


                                            /s/  Mark A. Stefanek
                                          --------------------------------------
                                           Mark A. Stefanek
                                           CHIEF FINANCIAL OFFICER AND TREASURER