Form 10-K
period 1999-12-31
WESTFIELD AMERICA INC
filed 2000-03-30
CIK 913283

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

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

       Registrant's telephone number, including area code: (310) 478-4456
                           --------------------------

          Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------  -----------------------------------------
Common Stock, $0.01 par value           New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. / /

    The aggregate market value of the shares of common stock held by non-affiliates was approximately $219.9 million based on the closing price as reported by the New York Stock Exchange for such shares on March 28, 2000.

    The number of the Registrant's shares of common stock outstanding was 73,346,541 as of March 28, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the proxy statement for the Annual Meeting of Shareholders to be held on May 8, 2000 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            WESTFIELD AMERICA, INC.
                                   FORM 10-K
                                     INDEX

ITEM NO.                                                                   PAGE
--------                                                                 --------
                                      PART I

   1.      Business....................................................      1
   2.      Properties..................................................     16
   3.      Legal Proceedings...........................................     22
   4.      Submission of Matters to a Vote of Security Holders.........     22

                                     PART II

   5.      Market for Registrant's Common Equity and Related
             Shareholder Matters.......................................     23
   6.      Selected Financial Data.....................................     24
   7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     26
  7A.      Quantitative and Qualitative Disclosure about Market Risk...     37
   8.      Financial Statements and Supplementary Data.................     38
   9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................     38

                                     PART III

  10.      Directors and Executive Officers of the Registrant..........     39
  11.      Executive Compensation......................................     39
  12.      Security Ownership of Certain Beneficial Owners and
             Management................................................     39
  13.      Certain Relationships and Related Transactions..............     39

                                     PART IV

  14.      Exhibits, Consolidated Financial Statements, Financial
             Statement Schedules and Reports on Form 8-K...............     39

                                     PART I

ITEM 1: BUSINESS

GENERAL

    Westfield America, Inc. (the "Company"), a Missouri corporation, is a publicly traded real estate investment trust ("REIT") specializing in enclosed shopping centers. At December 31, 1999, the Company had interests in 38 major shopping centers branded as "Westfield Shoppingtowns". The Company's portfolio of Westfield Shoppingtowns includes clusters of shopping centers in major markets in the east coast, midwest and west coast. Westfield Shoppingtowns serve 10 percent of the U.S. population. The Company has shopping centers in eight states, comprising 35.6 million square feet of retail and office space. Currently, the Company is the largest regional shopping center owner in California with interests in 20 shopping centers.

    During 1999, the Company acquired Palm Desert Town Center, sold Los Cerritos Center and conveyed 50% joint venture interests in Valley Fair and UTC. In 1998, the Company acquired interests in 16 shopping centers with approximately
15.7 million square feet, increasing its portfolio to 38 shopping centers. As a result of its clustering strategy, the Company is the largest owner of shopping centers in the suburban markets of San Diego, Los Angeles, San Jose, St. Louis, Connecticut and Washington D.C. Also in 1998, the Company launched its Westfield Shoppingtown brand nationally with a multi-media campaign promoting the Company's commitment to providing a quality shopping experience through customer service and community commitment. The Company's branding strategy is designed to build customer loyalty, solidify market penetration and promote store sales growth at its shopping centers.

    The Company has been engaged for over 40 years in the business of owning, acquiring, financing, operating, leasing, developing and redeveloping regional and super-regional shopping centers. As of December 31, 1999, the Company's portfolio of 38 shopping centers (the "Centers") consisted of 23 super-regional shopping centers with approximately 25.3 million square feet of space, 12 regional shopping centers with approximately 8.3 million square feet of space, three power centers with approximately 1.4 million square feet of space and seven office buildings adjacent to its Centers with approximately 600,000 square feet of space, representing approximately 71.0%, 23.3%, 4.0% and 1.7%, respectively, of the Company's 35.6 million square feet of retail and office space generally referred to as gross leasable area ("Total GLA"). The Company also owns 12 separate department store properties (the "May Properties") that are net leased to the May Department Stores Company (the "May Company") and certain other real estate investments. The Centers, the May Properties and other real estate investments are referred to collectively as the "Properties." The Company's Westfield Shoppingtowns were 94% leased as of December 31, 1999.

    As of December 31, 1999, Westfield Shoppingtowns had 130 Anchors (department stores generally totaling more than 80,000 square feet) totaling approximately
20.6 million square feet of gross leasable area ("Anchor GLA"), or 57.7% of Total GLA. The Centers also had 4,780 Mall Stores occupying approximately
14.4 million square feet of leasable area ("Mall GLA"), or 40.6% of Total GLA. Mall Stores consist of Mini-Majors (retail stores generally occupying between 20,000 and 80,000 square feet of leasable space and theaters) Mall Shops (retail stores less than 20,000 square feet of leasable space) and free standing buildings outside a center in the parking areas. For the year ended
December 31, 1999, the Mall Shops reported sales of approximately $3.2 billion (or $344 on a comparable per square foot basis), Anchors' sales were estimated by the Company to exceed $4.2 billion and Mini-Majors reported sales in excess of $0.4 billion.

    The Company is externally managed and advised by Westfield Holdings Limited ("WHL"), an Australian public company and leading developer and manager of one of the largest portfolios of retail properties in the world. WHL's management portfolio consists of 81 shopping centers containing approximately 62.5 million square feet of space and over 12,750 Mall Stores in Australia, New Zealand and the

United States. The Company has engaged a property management company (the "Manager), an asset management company (the "Advisor") and a development company (the "Developer") to provide property management, asset management and development services to the Company under agreements that are renewable annually. Each of the Manager, Advisor and Developer is a wholly-owned subsidiary of WHL, giving the Company access to WHL's worldwide management expertise and resources.

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

    In 1997, the Company changed its name from CenterMark Properties, Inc. to Westfield America, Inc.

    In 1998, the Company completed the exchange of its interests in most of the Centers and other assets for interests ("Partnership Units") in Westfield America Limited Partnership, a Delaware limited partnership (the "Operating Partnership"). In conjunction with its 1999 and 1998 acquisitions, the Operating Partnership issued units in the Operating Partnership to unrelated third parties ("Investor Unit Rights") in exchange for certain interests. The Investor Unit Rights are held by various unrelated third parties who may under certain circumstances exchange their Investor Unit Rights for cash or, at the discretion of the Company, shares of the Company's common stock.

THE COMPANY'S STRATEGY FOR OPERATIONS AND GROWTH

OVERALL STRATEGY

    The Company's goal is to increase per share Funds from Operations (as defined in Item 7 below) and thereby improve the long-term value of the Company and return to shareholders through: (i) the redevelopment, expansion and market repositioning of its portfolio of Centers; (ii) the improvement of the operating performance of its Centers through an intensive management approach; (iii) the acquisition of additional super-regional and regional shopping centers; and
(iv) strategic property sales and joint ventures. Although no assurances can be given, the Company plans to achieve these objectives through a variety of methods discussed below.

REDEVELOPMENT, EXPANSION AND MARKET REPOSITIONING

    The Company believes that redevelopment, repositioning and expansion are key to maximizing the use and performance of its assets and increasing its income growth and capital appreciation. The Company continually evaluates the redevelopment potential of its Centers, including those that have undergone redevelopment in the past five years. Due to the financial and regulatory burdens presented by the development of new regional shopping centers, an ongoing program of redevelopment and repositioning provides a cost-efficient means of ensuring that the Company's existing Centers compete effectively within their existing markets and are able to attract new customers.

    Redevelopment and expansions have been recently completed or substantially completed at the following Centers:

    - Westfield Shoppingtown Meriden, in Meriden Connecticut, is a four-anchor regional shopping center with 144 Mall Stores. The Center was expanded to include a single-level 90,000 square foot Lord & Taylor store and an additional 70,000 square feet of new Mall Stores, which were opened in September 1999. The total cost of this redevelopment was $37.5 million.

    - Westfield Shoppingtown Crestwood, in St. Louis Missouri, is a three-anchor super-regional shopping center with 148 Mall Stores. The $7.2 million redevelopment added approximately 27,000 square feet of Mall Stores, maximizing the retailing potential of the connection between the Sears and Dillard's wing. The project was completed in October 1999.

    - Westfield Shoppingtown Mid Rivers, in St. Peters, Missouri, is a four-anchor super-regional shopping center with 159 Mall Stores. The addition of a new 15-screen, stadium-style theater, and approximately 28,000 square feet of Mall Stores, including a Chili's restaurant outside the Center, was completed in December 1999. A 45,000 square foot Best Buy is scheduled for completion in March 2000. The total projected cost of this redevelopment is $19.8 million.

    - Westfield Shoppingtown Connecticut Post, in Milford Connecticut, is a three-anchor regional shopping center with 137 Mall Stores. The
      $28 million redevelopment is scheduled to add a new two-level 195,000 square foot Sears as well as approximately 44,000 square feet of Mall Stores adjacent to Sears on both levels. Sears is scheduled to open in spring 2000 and the Mall Stores are scheduled to open progressively thereafter.

    - Westfield Shoppingtown Annapolis, in Annapolis, Maryland, a five-anchor super-regional shopping center with 165 Mall Stores, is replacing the existing theater with a new 53,000 square foot multi-screen stadium seating Crown Theater. In addition to the theater, the expansion will include approximately 16,000 square feet of Mall Stores and restaurants in an open-air entertainment district plus the reconfiguration of approximately 18,000 square feet of existing space. The $22 million redevelopment is scheduled for completion in summer 2000.

    OTHER CURRENT REDEVELOPMENTS

    Redevelopments are currently underway or are scheduled to begin in 2000 at the following Centers:

    - Westfield Shoppingtown Valley Fair, in San Jose, California, a three-anchor super-regional shopping center with 173 Mall Stores, has completed the first phase of its $150 million redevelopment with the completion of two parking structures that accommodate 2,250 cars. The redevelopment will add a new 225,000 square foot Nordstrom and approximately 275,000 square feet of Mall Stores, plus the reconfiguration of approximately 56,000 square feet of existing space. Completion of the new Nordstrom building and mall expansion is anticipated for fall 2001. The reconfiguration of the existing Nordstrom building into mall stores is planned to be completed in the spring of 2002.

    - Westfield Shoppingtown Independence Mall, in Wilmington, North Carolina, is a three-anchor shopping center with 88 Mall Stores. The redevelopment plan incorporates a new Dillard's Department Store as a fourth anchor, the addition of 164,000 square feet of Mall Stores, a food court, restaurants and a renovation of the existing center. This $53 million redevelopment will position Independence Mall to increase its market share and capture growth in the trade area.

    - Westfield Shoppingtown West County, in Des Peres, Missouri, is a two-anchor regional shopping center with 61 Mall Stores. The $200 million redevelopment will transform West County into a 1.2 million square foot premier property and will include a flagship Famous-Barr, Lord & Taylor, a remodeled JCPenney and Missouri's first Nordstrom store, along with the addition of 170 new Mall Stores.

    - Westfield Shoppingtown Promenade, in Woodland Hills, California, is a two-anchor regional shopping center with 70 Mall Stores. The proposed redevelopment would convert this Center from a traditional mall into a lifestyle/entertainment center through the addition of entertainment, restaurant and complementary retail tenants. The proposed redevelopment is estimated to cost $30 million.

    - Westfield Shoppingtown Parkway Plaza, in El Cajon, California, is a four-anchor super-regional shopping center with 192 Mall Stores. The Center includes a series of stand-alone buildings that the

      Company plans to redevelop into a power center with a number of nationally branded mini-major tenants. The proposed redevelopment is estimated to cost $12.5 million.

    In addition to the redevelopments described above, the Company has identified the following Centers for redevelopment over the next five years which it believes will result in future income growth and capital appreciation:

    - Westfield Shoppingtown South County, in St. Louis, Missouri, is a three-anchor regional shopping center with 100 Mall Stores. A new Sears department store and approximately 80,000 square feet of Mall Stores is planned in addition to renovating the existing common area.

    - Westfield Shoppingtown Wheaton, in Wheaton, Maryland, is a super-regional shopping center with 140 Mall Stores. An additional Anchor department store and 125,000 square feet of Mall Stores is planned along with a renovation of the existing Center.

    - Westfield Shoppingtown Topanga in Woodland Hills, California, is a three-anchor super-regional shopping center with 131 Mall Stores. A redevelopment concept allows for the construction of a new Nordstrom and a new two-level mall that links Robinson's-May to the new Nordstrom.

    - Westfield Shoppingtown Santa Anita in Arcadia, California, is a four-anchor super-regional shopping center with 164 Mall Stores. The proposed redevelopment will include an entertainment/ lifestyle expansion to include a new theater, restaurants and a series of promotional specialty tenants.

    IMPROVEMENT OF OPERATING PERFORMANCE THROUGH INTENSIVE MANAGEMENT

    The Manager's role is to increase operating income and capital appreciation over time. The Manager has in-house capabilities to manage every aspect in the development and operation of a Center, including initial concept, design, construction, leasing, day-to-day operations and promotion. With its years of center management experience, the Manager has developed its intensive management approach which is designed to increase occupancy levels and Mall Store sales while at the same time reducing operating costs. In addition to its ability to redevelop and reposition its Centers, the Manager works to build long-term relationships with major retailers and institutional investors and adds value through branding efforts designed to increase traffic and repeat business by building customer loyalty through customer service and commitment to the community.

    INCREASING OCCUPANCY AND CAPITALIZING ON EMERGING THEMES

    Management is continually looking for opportunities to increase occupancy as a means of enhancing revenues. The Manager works to find ways to expand rentable area within the existing building envelope by converting non-productive space to Mall GLA, to add temporary tenants who can improve the merchandise mix and range of retailers and to capitalize on emerging themes such as the addition of entertainment and dining complexes. Through its relationships, the Manager is able to assist national and regional retailers in establishing a market presence in new markets and to increase penetration within existing markets.

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

    Advertising is critical to maximizing sales at the Centers. The Manager has an in-house marketing staff and employs an outside advertising agency to provide advertising, promotional and media services to the Centers. The Manager, on behalf of the Company, executes a national marketing program to provide shared advertising, media and community promotions to create a consistent look and quality in the execution of its marketing program. This strategy is particularly effective in the Company's multi-center markets of San Diego, Los Angeles, San Jose, St. Louis, Connecticut and Washington D.C.

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

    ACQUISITIONS OF NEW CENTERS

    The Company's strategy is to selectively acquire regional and super-regional shopping centers that meet the following investment criteria: (i) property of a quality consistent with the Company's portfolio, (ii) property with potential for increased income and value through redevelopment, repositioning, or both, and, (iii) property that generates sufficient income pending redevelopment to support the acquisition price. The Company's strategy also includes acquiring and redeveloping shopping centers that are geographically clustered in stable and economically strong markets. Strategically clustering its assets allows the Company to obtain greater efficiencies in leasing, operations, management, marketing and building the Westfield Shoppingtown brand.

    In 1999, the Company invested approximately $231.8 million to acquire interests in four properties. These include the following Centers which the Company has branded Westfield Shoppingtowns:

    - In August 1999, the Company acquired Palm Desert Town Center in Palm Desert, California for $82 million. Westfield Shoppingtown Palm Desert is an enclosed super-regional shopping mall situated on a 64-acre site. The Center has approximately 870,000 square feet of Total GLA with 138 Mall Stores and is anchored by two Robinson's-May stores, Macy's Mens and Home and JCPenney.

    - In June 1999, the Company acquired the remaining 50% interest that it did not previously own in Valley Fair, a super-regional shopping center located in San Jose, California, from The Rouse Company, for approximately $107 million plus the assumption of debt with the intention of bringing in an institutional joint venture partner (discussed below). The Center has approximately 1.1 million square feet of Total GLA with 173 Mall Stores and is anchored by Macy's, Macy's Mens and Home and Nordstrom. Funds for the purchase of Valley Fair were obtained from borrowings under the Company's unsecured revolving credit facility and the sale of Cerritos, located in Cerritos, California (discussed below).

    - In March 1999, the Company effectively acquired an additional 15% interest in Independence Mall in Wilmington, North Carolina for approximately
      $4.4 million, consisting of cash and limited partnership interests, resulting in an effective 85% economic interest in the Center. Westfield Shoppingtown Independence Mall has 693,000 square feet of Total GLA with 88 Mall Stores and is anchored by JCPenney, Sears and Belk Beery.

    - In January 1999, the Company acquired the remaining 32% interest it did not previously own in Wheaton in Wheaton, Maryland, for approximately $38.4 million consisting of cash and Investor Unit Rights in the Company's Operating Partnership. Wheaton is a super-regional Center with
      1.4 million square feet of total GLA with 140 Mall Stores and is anchored by May Department Stores, Montgomery Ward and JCPenney.

    During 1998, the Company invested approximately $1.8 billion to acquire interests in 16 properties. Of those acquisitions, interests in 12 shopping centers (the "Hahn Centers"), which had 12.3 million square feet of Total GLA, were acquired from TrizecHahn for approximately $1.4 billion.

    DISPOSITIONS

    From time to time, the Company reviews its portfolio to identify properties that do not meet its investment criteria and joint venture opportunities that provide liquidity for future redevelopments and strategic acquisitions.

    In 1999, the Company sold one property and conveyed joint venture interests in two properties which provided proceeds totaling $223 million, net of related debt. These include the following:

    - In June, the Company sold Cerritos, a super-regional shopping center located in Cerritos, California to The Macerich Company for approximately $188 million.

    - In June, the Company completed a joint venture transaction (the "Joint Venture") with J.P. Morgan Investment Management, Inc., acting for a group of pension trusts ("J.P. Morgan") for two of its properties: Westfield Shoppingtowns Valley Fair in San Jose, California, and UTC (formerly known as University Towne Centre) in La Jolla, California. J.P. Morgan effectively acquired a 50 percent interest in the Joint Venture for approximately $250 million. Net proceeds from the joint venture totaling approximately $130 million were used to retire the TrizecHahn acquisition bridge loan and pay down the unsecured revolving credit facility.

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

    The Company's current portfolio serves approximately 28 million people, or 10% of the United States population. The majority of the Company's Centers are clustered in major markets that serve nearly 24.6 million people. The Company's major markets include San Diego, Los Angeles, San Jose, St. Louis, Connecticut and Washington D.C., in each of which the Company is the largest owner of regional shopping centers. A summary of these major markets is as follows:

    - SAN DIEGO MARKET

      The Company owns seven of the nine regional centers in San Diego and one power center. The Westfield Shoppingtowns serve 100% of the market's total population of 2.8 million people. During 1999, the eight Westfield Shoppingtowns had retail sales exceeding $1.7 billion, with Mall Store sales of $357 per square foot, a 6.5% increase over the prior year. The San Diego Centers consist of 7.8 million square feet of Total GLA with 1,061 Mall Stores that were 94% leased at year-end.

    - LOS ANGELES MARKET

      The Company owns eight of the 28 regional and super-regional centers in Los Angeles County. The Westfield Shoppingtowns serve over half of the county's 9.6 million people. During 1999, the eight Westfield Shoppingtowns had retail sales exceeding $1.4 billion, with Mall Store sales of $304 per square foot, an increase of 5.7% over the prior year. The Los Angeles Centers consist of 6.9 million square feet of Total GLA with 965 Mall Stores that were 94% leased at year-end.

    - SAN JOSE MARKET

      The Company owns two of the six regional and super-regional centers in the San Jose market. The Westfield Shoppingtowns serve over 80% of the metropolitan area's 1.7 million people. During 1999, the two Westfield Shoppingtowns had retail sales of approximately $745 million with Mall Store sales of $571 per square foot, an increase of 9.0% over the prior year. The Company's San Jose Centers consist of 1.9 million square feet of Total GLA with 287 Mall Stores that were 98% leased at year-end.

    - ST. LOUIS MARKET

      The Company owns five of the 11 regional and super-regional centers in St. Louis. The Westfield Shoppingtowns serve approximately 85% of the market's
      2.6 million people. The five Westfield Shoppingtowns had retail sales exceeding $882 million, with Mall Store sales of $281 per square foot, a 2.2% increase over the prior year. The Company's St. Louis Centers in this market consist of 5.1 million square feet of Total GLA with 640 Mall Stores that were 92% leased at year-end.

    - CONNECTICUT MARKET

      The Company owns four of the ten regional and super-regional centers in Connecticut. The Westfield Shoppingtowns serve approximately 50% of the state's 3.3 million people. During 1999, sales from the four Westfield Shoppingtowns were $759 million, with Mall Store sales of $326 per square foot, an increase of 6.9% over the prior year. The Company's Connecticut Centers have Total GLA of 3.6 million square feet with 527 Mall Stores that were 93% leased at year-end.

    - WASHINGTON D.C. MARKET

      The Company owns three of the 19 regional and super-regional centers in the Washington D.C. market. The Company's ownership is concentrated in the Maryland sub-market to the north of Washington D.C. serving 30 percent of the region's population of 5 million people. During 1999, sales from the three Westfield Shoppingtowns were $956 million, with Mall Store sales of $420 per square foot, an increase of 5.8% over the prior year. The Company's Maryland Centers have Total GLA of 3.8 million square feet with 477 Mall Stores that were 98% leased at year-end.

THE SHOPPING CENTER BUSINESS

    There are several types of retail shopping centers, varying primarily by size and marketing strategy. Centers with greater than 800,000 square feet of Total GLA built around three or more Anchors are referred to as super-regional shopping centers. Centers with Total GLA ranging from 400,000 to 800,000 square feet built around one to three Anchors are referred to as regional shopping centers. Centers with Total GLA ranging from 200,000 to 600,000 square feet built around retailers consisting of Category Killers (large discount retailers in a specific product niche such as Toys R' Us) and Big Box Retailers (similar to Category Killers but a wider product offering such as Burlington Coat Factory) are referred to as power centers. In enclosed super-regional and regional shopping centers, Anchors are usually located at the ends of enclosed common area corridors. This layout is intended to maximize pedestrian traffic for Mall Stores.

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

    The following table sets forth the number of Centers in each state and Total GLA at December 31, 1999:

                                                  NO. OF
                                                 SHOPPING               PERCENT OF
SHOPPING CENTER LOCATIONS BY STATE               CENTERS    TOTAL GLA   TOTAL GLA
----------------------------------               --------   ---------   ----------
                                                             (000'S)
California.....................................     20       18,878        53.0%
Colorado.......................................      1          471         1.3%
Connecticut....................................      4        3,598        10.1%
Maryland.......................................      3        3,752        10.5%
Missouri.......................................      6        5,628        15.8%
New York.......................................      1        1,157         3.2%
North Carolina.................................      1          693         1.9%
Washington.....................................      2        1,470         4.2%
                                                    --       ------        ----
                                                    38       35,647         100%
                                                    ==       ======        ====

    From 1994 through 1999, the Manager managed all the Centers in which the Company had an interest, except North County Fair which was managed by TrizecHahn. On August 1, 1998, the Manager commenced management responsibilities for the Centers acquired from TrizecHahn. The Centers managed by the Manager are referred to as "Managed Centers".

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

    As of December 31, 1999, Anchors at the Centers occupied approximately
20.5 million square feet of gross leasable area ("Anchor GLA"), or 57.5% of Total GLA, and accounted for less than 2.0% of the Company's total revenue in 1999. Anchors range in size from approximately 57,000 square feet to 401,000 square feet, with an average of approximately 157,200 square feet. The Centers have 129 Anchors operating under 20 trade names including Dayton-Hudson, Dillard's, Federated, JCPenney, Macy's, Mervyn's, Montgomery Ward, Nordstrom, Robinson's-May and Sears.

    Westfield Shoppingtowns Downtown Plaza, Northwest Plaza, Fox Hills and Wheaton have office buildings connected to the Centers comprising a total of approximately 600,000 square feet of office space or 1.7% of Total GLA.

    The following table indicates the parent company of each occupied Anchor at the Centers, the number of stores owned or leased by each Anchor, Anchor GLA, percentage of Anchor GLA to Total GLA and the base rent of each Anchor as of December 31, 1999:

                                                                                                 1999
                                            NUMBER OF         ANCHOR       PERCENTAGE OF   TOTAL ANNUALIZED
NAME                                      ANCHOR STORES        GLA           TOTAL GLA        BASE RENT
----                                      -------------   --------------   -------------   ----------------
                                                          (IN THOUSANDS)                    (IN THOUSANDS)
May Department Stores
  Robinson's-May........................        14             2,341            6.6%            $   113
  Famous-Barr...........................         6             1,098            3.1                 776
  Filene's..............................         4               705            2.0                 479
  Hecht's...............................         3               596            1.7                 200
  Lord & Taylor.........................         4               438            1.2                  --
  Meier & Frank.........................         1               118            0.3                  --
                                               ---            ------           ----             -------
Sub-Total...............................        32             5,296           14.9               1,568
                                               ---            ------           ----             -------
JCPenney................................        25             3,819           10.7               2,612
Macy's..................................        21             3,720           10.4               1,740
Sears...................................        18             3,164            9.0                 883
Nordstrom...............................         9             1,282            3.6                 777
Montgomery Ward.........................         7             1,154            3.2                 756
Dayton Hudson
  Mervyn's..............................         7               600            1.7                 155
  Target................................         1               122            0.3                 252
                                               ---            ------           ----             -------
Sub-Total...............................         8               722            2.0                 407
                                               ---            ------           ----             -------
Dillard's...............................         4               708            2.0               1,199
Kmart...................................         1               191            0.5               1,517
Belk Beery..............................         1               176            0.5                  --
Bon Marche..............................         1               113            0.3                 211
Shopko..................................         1                81            0.2                  --
Lamonts.................................         1                57            0.2                 200
                                               ---            ------           ----             -------
Total...................................       129            20,483           57.5%            $11,870
                                               ===            ======           ====             =======

MALL STORES

    As of December 31, 1999, the Centers had approximately 4,780 Mall Stores and national or regional chains leased approximately 94% of the Mall GLA. The five Mall Store retailers accounting for the largest percentage of Mall Stores' effective rent (i.e., base rent plus percentage rent) in 1999 were: The Limited Stores (The Limited, Limited Express, Lane Bryant, Lerner's, Structure, Victoria's Secret), The Venator Group (Footlocker, Kinney Shoes and others), The Gap (The Gap, Gap Kids, Banana Republic), Hallmark and Eddie Bauer, Inc.

    The following table sets forth certain information with respect to the ten largest Mall Store retailers (through their various operating divisions) in terms of Mall GLA, as of December 31, 1999.

                                  NUMBER OF                  PERCENTAGE                       PERCENTAGE OF
                                 MALL STORES                     OF           TOTAL 1999     TOTAL MALL STORE
TENANT                             LEASED      MALL GLA    TOTAL MALL GLA   EFFECTIVE RENT    EFFECTIVE RENT
------                           -----------   ---------   --------------   --------------   ----------------
                                                                             (THOUSANDS)
The Limited Stores.............      153       1,093,963         7.6%           $24,659             7.7%
Venator Group..................      143         507,298         3.5             13,300             4.2
The Gap........................       45         340,708         2.4              9,441             3.0
Burlington Coat Factory........        2         171,199         1.2              1,198             0.4
Hallmark Specialty.............       38         158,710         1.1              3,742             1.2
Toys R Us......................        5         150,197         1.0              1,501             0.5
Eddie Bauer....................       22         139,220         1.0              3,368             1.1
Musicland Group, Inc...........       27         134,580         0.9              3,571             1.1
Contempo Casuals...............       33         130,497         0.9              3,636             1.1
Payless Shoes..................       36         121,800         0.8              3,127             1.0
                                     ---       ---------        ----            -------            ----
                                     504       2,948,172        20.4%           $67,543            21.3%
                                     ===       =========        ====            =======            ====

SALES

    From 1997 to 1999, reported sales for Mall Shops increased from $1.8 billion to $3.2 billion. Total sales for Mall Shops affect revenue and profitability levels of the Company because they determine the amount of minimum rent the Company can charge, the percentage rent it realizes, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the retailers can afford to pay.

    The table below sets forth Mall Shop sales for Managed Centers in the east coast, the midwest and west coast regions of the United States.

                             EAST COAST CENTERS          MIDWEST CENTERS         WEST COAST CENTERS           TOTAL CENTERS
                           -----------------------   -----------------------   -----------------------   -----------------------
                             SALES      PERCENTAGE     SALES      PERCENTAGE     SALES      PERCENTAGE     SALES      PERCENTAGE
YEAR                       (MILLIONS)    INCREASE    (MILLIONS)    INCREASE    (MILLIONS)    INCREASE    (MILLIONS)    INCREASE
----                       ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
1999.....................     $941          8.5%        $383          4.6%       $1,917          4.9%      $3,241         5.9%
1998.....................      867          2.7          366         80.3         1,828        137.7        3,061        68.6
1997.....................      844         20.5          203         14.7           769         25.9        1,816        22.0

    Reported sales per square foot for Mall Shops located at the Managed Centers for the years ended December 31, 1997 to 1999 were as follows:

                                                            1999       1998       1997
                                                          --------   --------   --------
Reported sales per square foot..........................    $344       $330       $310
Increase from prior year................................     4.2%       6.5%       4.4%
Increase from prior year on a comparable Mall Store
  basis.................................................     6.0%       4.2%       4.4%

    The Company believes these sales levels enhance its ability to obtain higher rents from retailers.

LEASING

    Leasing percentages are calculated on the basis of signed leases, excluding temporary leases which have a term of less than one year. The following table sets forth leased status for the Managed Centers in the east coast, the midwest and the west coast regions of the United States.

                                                EAST COAST   MIDWEST    WEST COAST    TOTAL
DECEMBER 31,                                     CENTERS     CENTERS     CENTERS     CENTERS
------------                                    ----------   --------   ----------   --------
1999..........................................      95%         92%         93%         94%
1998..........................................      95%         93%         92%         93%
1997..........................................      94%         91%         94%         93%

COSTS OF OCCUPANCY

    Management believes that in order to continue to increase Funds from Operations (as defined in Item 7 below), Mall Store retailers must be able to operate profitably. A factor contributing to retailer profitability is cost of occupancy, which consists of base rents and expense recoveries; therefore, as sales levels increase, the retailer can afford to pay a higher rent. From 1997 to 1999, sales per square foot have continued to increase, thereby giving the Company an opportunity to increase effective rents without raising a retailer's total occupancy cost beyond its ability to pay.

    The following table sets forth base rents and expense recoveries as a percentage of sales for reporting Mall Shop retailers at the Managed Centers.

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                       1999             1998             1997
                                                     --------         --------         --------
Occupancy costs as a percentage of sales:
  Base rents................................            7.8%             7.8%             8.4%
  Expense recoveries........................            4.2              4.2              4.6
                                                       ----             ----             ----
  Total.....................................           12.0%            12.0%            13.0%
                                                       ====             ====             ====

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

    Virtually all of the leases for Mall Stores contain provisions that allow the Centers to recover certain operating costs and expenses (including certain capital expenditures) with respect to the common areas (including parking facilities), all buildings, roofs and facilities within the Centers, as well as insurance and property taxes. During 1999, the Centers recovered approximately 96% of these costs and expenditures in the form of expense recoveries from tenants.

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

    The following table shows scheduled lease expirations over the next ten years based upon Mall Store leases in place at December 31, 1999.

                                                       PERCENTAGE OF        AVERAGE         ANNUALIZED      PERCENTAGE OF BASE
                        NUMBER OF     MALL GLA OF        MALL GLA       BASE RENT (PSF)        BASE          RENT REPRESENTED
     YEAR ENDING         LEASES     EXPIRING LEASES   REPRESENTED BY      OF EXPIRING         RENT OF          BY EXPIRING
    DECEMBER 31,        EXPIRING       (SQ. FT.)      EXPIRING LEASES       LEASES        EXPIRING LEASES         LEASES
---------------------   ---------   ---------------   ---------------   ---------------   ---------------   ------------------
                                                                                            (THOUSANDS)
        2000               525         1,052,844            7.3%             $28.23           $29,722               9.4%
        2001               421           805,019            5.6               30.58            24,614               7.8
        2002               422           907,143            6.3               29.59            26,839               8.5
        2003               524         1,061,298            7.4               30.13            31,979              10.1
        2004               561         1,284,135            8.9               29.26            37,580              11.9
        2005               519         1,278,665            8.9               30.45            38,930              12.3
        2006               326         1,067,931            7.4               27.33            29,188               9.2
        2007               354         1,071,084            7.4               29.88            32,009              10.1
        2008               322         1,114,305            7.7               27.11            30,207               9.6
        2009               229           911,260            6.3               27.65            25,199               8.0

MALL SHOP RENTAL RATES

    The following table contains average base and effective rent (base rent plus percentage rent) on a per square foot basis of the Mall Shops at Managed Centers.

                                                          EXISTING MALL SHOP LEASES
                                                         ---------------------------
                                                                           EFFECTIVE
AS OF DECEMBER 31,                                       BASE RENT           RENT
------------------                                       ---------         ---------
1999............................................          $30.35            $30.98
1998............................................           28.72             29.22
1997............................................           28.11             28.70

    As leases have expired, the Company has generally sought to rent the available space, either to the existing retailer or a new retailer, at rental rates that are higher than those of the expiring leases, since the average rent for leases in place is generally less than the market rate for such space.

    The following table illustrates increases in Mall Shop rental rates for the Managed Centers.

                               LEASES EXPIRING         LEASE EXECUTED
YEAR                         DURING THE PERIOD(1)   DURING THE PERIOD(2)   PERCENT INCREASE
----                         --------------------   --------------------   ----------------
1999.......................         $25.99                 $36.51                40.5%
1998.......................          25.19                  32.81                30.3%
1997.......................          27.20                  29.22                 7.4%

------------------------

(1) Represents average base rent for the final year of occupancy and includes scheduled expirations, early terminations, abandonments and negotiated buyouts.

(2) Represents average base rent for the initial year of occupancy including renewals.

    Minimum rents at Mall Stores are expected to grow as a result of contractual rent increases in existing leases. Although there can be no assurances that such contractual increases will be realized, or that contractual increases are indicative of possible future increases, base rent at the Centers is expected to increase by approximately $20.7 million over the next five years through these contractual increases.

                                                                   CUMULATIVE EXISTING
                                            EXISTING CONTRACTUAL       CONTRACTUAL
YEAR                                           RENT INCREASES        RENT INCREASES
----                                        --------------------   -------------------
2000......................................       $7,539,040             $7,539,040
2001......................................        4,199,621             11,738,661
2002......................................        3,812,172             15,550,833
2003......................................        3,085,741             18,636,574
2004......................................        2,088,876             20,725,450

    As required by generally accepted accounting principles ("GAAP"), contractual rent increases are recognized as rental income using the straight line method over the respective lease term which may result in the recognition of income not currently billable under the terms of the lease. The amount of contractual rent recognized for GAAP purposes in excess of rent billed for the years ended December 31, 1999, 1998 and 1997 was $4.1 million, $4.2 million and $3.1 million, respectively.

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

    The following table summarizes certain 1999, 1998 and 1997 quarterly data for the Managed Centers:

                                       1ST        2ND        3RD         4TH
                                     QUARTER    QUARTER    QUARTER     QUARTER
                                     --------   --------   --------   ----------
                                                  ($ IN THOUSANDS)
1999 QUARTERLY DATA:
Mall Shop Sales....................  $659,438   $729,237   $733,418   $1,118,513
Revenues...........................  $145,599   $145,197   $146,498   $  159,872
Percentage Leased..................        91%        92%        93%          94%

1998 QUARTERLY DATA:
Mall Shop Sales....................  $615,302   $685,548   $688,089   $1,071,951
Revenues...........................  $ 87,933   $ 86,807   $108,469   $  145,072
Percentage Leased..................        92%        93%        93%          93%

1997 QUARTERLY DATA:
Mall Shop Sales....................  $298,716   $316,178   $325,834   $  506,591
Revenues...........................  $ 69,482   $ 69,087   $ 80,209   $   83,031
Percentage Leased..................        91%        92%        92%          93%

COMPETITION

    All of the Centers are located in developed retail and commercial areas, many of which compete with other mall or neighborhood shopping centers within their primary trade area. The amount of rentable space in the Center's trade area, the quality of facilities and the nature of stores at such competing shopping centers could each have a material adverse effect on the Company's ability to lease space and on the rents the Company can obtain. In addition, retailers at the Centers face increasing competition from other forms of retailing, such as discount shopping centers, outlet malls, catalogues, discount shopping clubs, telemarketing and internet retailing. Other real estate investors, including other REITs, compete for acquisition of new retail shopping centers.

    Although the Company believes its Centers can compete effectively within their trade areas, the Company must also compete with other owners, managers and developers of retail shopping centers. Those competitors that are not REITs may be at an advantage to the extent they can use operating cash flows to finance projects, while the Company (and its REIT competitors) will be required by the Code to distribute significant amounts of its operating cash flows to shareholders. If the Company should require funds, it may have to borrow when the cost of capital is high. Moreover, increased competition could adversely affect the Company's revenues and Funds from Operations.

ENVIRONMENTAL MATTERS

    Various Federal, state and local environmental laws subject property owners and operators to liability for the costs of removal of certain hazardous substances released, or remediation of hazardous conditions, on a property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of hazardous substances, or the failure to properly remediate conditions caused by hazardous substances, may adversely affect the owner's ability to sell a property or to borrow using the property as collateral. The presence of hazardous substances, may also cause the owner to incur substantial cleanup costs. Entities that arrange for the disposal or treatment of hazardous substances may also be liable for the costs of removal or remediation at the facility to which they sent the substances. Certain other laws regulate the management of, and may impose liability for, personal injuries associated with exposure to asbestos-containing material or other regulated materials. If the Company renovates or demolishes any of the Centers, the Company may incur substantial costs for the removal and disposal of asbestos-containing materials.

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

    An independent consultant has reviewed existing environmental reports to identify environmental conditions at Company-owned Centers and certain properties that the Company formerly owned. A majority of the reports were prepared for entities other than the Company. In some cases, the Company commissioned additional or follow-up investigations by various outside consultants. However, there can be no assurance (i) that circumstances have not changed since any investigations were completed (ii) that the investigation and related report revealed all potential environmental liabilities; (iii) that the reports are accurate, or (iv) that prior owners or operators of the properties have not created a potential environmental liability unknown to the Company.

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

    Although there can be no assurances, the Company does not believe that environmental conditions at any of the Centers and properties that the Company formerly owned will have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance that environmental laws will not become more stringent in the future or that the environmental conditions on or near the Centers and properties will not have a material adverse effect on individual properties or on the Company as a whole in the future.

INSURANCE ARRANGEMENTS

    The Company believes, based in part on the advice of its insurance advisors, that its insurance covering fire, flood, earthquake and comprehensive liability is adequate having regard to the insurable risks and insured limits customarily carried for similar properties. Earthquake insurance is subject to a deductible equal to 5% of the total insured value of each Center and a combined annual aggregate loss limit of $200 million on the Centers.

EMPLOYEES

    The Company has engaged the Manager to provide property management and leasing services, the Advisor to provide asset management services and the Developer to provide development and redevelopment planning and implementation services. The Company has no employees.

EXECUTIVE OFFICES

    The Company's executive offices and the headquarters of the Company's Manager, Advisor and Developer are located at 11601 Wilshire Boulevard, Los Angeles, California 90025 (telephone 310/478-4456).

ITEM 2: PROPERTIES

The following table sets forth certain information about each of the Company's Centers at December 31, 1999:

                              ECONOMIC                              PERCENTAGE OF MALL    OCCUPANCY COST       1999 MALL
                             PERCENTAGE   TOTAL GLA     MALL GLA      GLA LEASED AT       AS A % OF SALES     SHOP SALES
SHOPPINGTOWN & LOCATION      OWNERSHIP    (SQ. FT.)    (SQ. FT.)    DECEMBER 31, 1999    DECEMBER 31, 1999   (PER SQ. FT.)
-----------------------      ----------   ----------   ----------   ------------------   -----------------   -------------
SAN DIEGO
  Horton Plaza, ...........      100         866,000      505,000           98%                 13.5%            $412
    San Diego, California
  Mission Valley, .........       76       1,372,000      579,000           98                  10.5              288
    San Diego, California
  Mission Valley West, ....       76         215,000      215,000           96                   4.0              490
    San Diego, California
  North County Fair, ......      100       1,259,000      378,000           88                  13.2              366
    Escondido,
    California.............
  Parkway Plaza, ..........      100       1,113,000      510,000           94                  11.6              334
    El Cajon, California
  Plaza Bonita, ...........      100         820,000      312,000           87                  12.2              337
    National City,
    California
  Plaza Camino Real, ......       40       1,121,000      403,000           92                  13.1              320
    Carlsbad, California
  UTC, ....................       50       1,037,000      442,000           92                  11.0              402
    San Diego, California
                                          ----------   ----------          ---                 -----             ----
                                           7,803,000    3,344,000           94%                 12.0%            $357
                                          ----------   ----------          ---                 -----             ----


                                  HISTORY & STATUS            ANCHOR RETAILERS &
SHOPPINGTOWN & LOCATION            OF DEVELOPMENT              SPECIAL FEATURES
-----------------------      ---------------------------  ---------------------------
SAN DIEGO
  Horton Plaza, ...........          Opened 1985          Macy's, Mervyn's, Nordstrom
    San Diego, California
  Mission Valley, .........          Opened 1961          AMC 20-Screen Theatre, Bed,
    San Diego, California    Redeveloped 1975/1983/1997   Bath & Beyond, Macy's Home
                                                          & Furniture, Montgomery
                                                          Ward, Nordstrom Rack,
                                                          Robinson's-May
  Mission Valley West, ....          Opened 1961          Borders Books, Gateway
    San Diego, California       Redeveloped 1997/1998     Computers, Golfsmith,
                                                          Gordon Biersh Brewing Co.,
                                                          Marshalls, Old Navy
  North County Fair, ......          Opened 1986          JCPenney, Macy's,
    Escondido,                                            Nordstrom, Robinson's-May
    California.............                               (two stores), Sears
  Parkway Plaza, ..........          Opened 1972          JCPenney, Mervyn's,
    El Cajon, California                                  Robinson's-May, Sears
  Plaza Bonita, ...........          Opened 1981          JCPenney, Mervyn's,
    National City,                                        Montgomery Ward,
    California                                            Robinson's-May
  Plaza Camino Real, ......          Opened 1969          JCPenney, Macy's (two
    Carlsbad, California        Redeveloped 1979/1989     stores), Robinson's-May,
                                                          Sears
  UTC, ....................          Opened 1977          Macy's, Nordstrom,
    San Diego, California                                 Robinson's-May, Sears

                              ECONOMIC                              PERCENTAGE OF MALL    OCCUPANCY COST       1999 MALL
                             PERCENTAGE   TOTAL GLA     MALL GLA      GLA LEASED AT       AS A % OF SALES     SHOP SALES
SHOPPINGTOWN & LOCATION      OWNERSHIP    (SQ. FT.)    (SQ. FT.)    DECEMBER 31, 1999    DECEMBER 31, 1999   (PER SQ. FT.)
-----------------------      ----------   ----------   ----------   ------------------   -----------------   -------------
LOS ANGELES
  Eagle Rock, .............      100         467,000      157,000            87%                15.8%            $177
    Los Angeles, California
  Eastland, ...............      100         767,000      565,000           100                  2.3              207
    West Covina, California
  Fox Hills, ..............      100         893,000      323,000            90                 16.4              313
    Culver City, California
  Palm Desert, ............      100         870,000      375,000           N/A                 14.0              303
    Palm Desert, California
  Promenade, ..............      100         600,000      330,000           N/A                  9.1              265
    Woodland Hills,
    California
  Santa Anita, ............       90       1,096,000      392,000            88                 14.3              332
    Arcadia, California
  Topanga, ................      100       1,049,000      371,000           100                 12.8              375
    Canoga Park, California
  West Covina, ............      100       1,175,000      527,000            91                 14.8              283
    West Covina, California
                                          ----------   ----------          ----                -----             ----
                                           6,917,000    3,040,000            94%                12.4%            $304
                                          ----------   ----------          ----                -----             ----


                                  HISTORY & STATUS            ANCHOR RETAILERS &
SHOPPINGTOWN & LOCATION            OF DEVELOPMENT              SPECIAL FEATURES
-----------------------      ---------------------------  ---------------------------
LOS ANGELES
  Eagle Rock, .............          Opened 1973          Montgomery Ward,
    Los Angeles, California                               Robinson's-May
  Eastland, ...............          Opened 1957          Baby's R' Us, Bed, Bath &
    West Covina, California     Redeveloped 1979/1997     Beyond, Marshall's,
                                                          Mervyn's, Old Navy, Ross
                                                          Dress for Less, Target
  Fox Hills, ..............          Opened 1975          JCPenney, Macy's,
    Culver City, California                               Robinson's-May, 18,000 s.f.
                                                          Office Building
  Palm Desert, ............          Opened 1983          JCPenney, Macy's, Macy's
    Palm Desert, California                               Men's & Home, Robinson's-
                                                          May (two stores)
  Promenade, ..............          Opened 1973          AMC-14 Theatre, Macy's (two
    Woodland Hills,                                       stores)
    California
  Santa Anita, ............          Opened 1974          JCPenney, Macy's,
    Arcadia, California                                   Nordstrom, Robinson's-May
  Topanga, ................          Opened 1964          Montgomery Ward, Nordstrom,
    Canoga Park, California  Redeveloped 1984/1992/1994   Robinson's-May, Sears
  West Covina, ............          Opened 1975          JCPenney, Macy's,
    West Covina, California     Redeveloped 1990/1993     Robinson's-May, Sears

                              ECONOMIC                              PERCENTAGE OF MALL    OCCUPANCY COST       1999 MALL
                             PERCENTAGE   TOTAL GLA     MALL GLA      GLA LEASED AT       AS A % OF SALES     SHOP SALES
SHOPPINGTOWN & LOCATION      OWNERSHIP    (SQ. FT.)    (SQ. FT.)    DECEMBER 31, 1999    DECEMBER 31, 1999   (PER SQ. FT.)
-----------------------      ----------   ----------   ----------   ------------------   -----------------   -------------
NORTHERN CALIFORNIA
  Downtown Plaza, .........      100       1,193,000      406,000            94%                13.3%            $331
    Sacramento, California
  Solano, .................      100       1,038,000      479,000            81                 10.1              330
    Fairfield, California
                                          ----------   ----------          ----                -----             ----
                                           2,231,000      885,000            87%                11.8%            $330
                                          ----------   ----------          ----                -----             ----
SAN JOSE REGION
  Oakridge, ...............      100         800,000      332,000            98%                11.6%            $370
    San Jose, California
  Valley Fair, ............       50       1,127,000      458,000            98                  9.5              685
    San Jose, California
                                          ----------   ----------          ----                -----             ----
                                           1,927,000      790,000            98%                10.0%            $571
                                          ----------   ----------          ----                -----             ----
OTHER WEST COAST
  Capital Mall, ...........      100         600,000      237,000            91%                 7.9%            $302
    Olympia, Washington
  Vancouver, ..............       50         870,000      329,000            93                  8.3              266
    Vancouver, Washington
  Westland, ...............      100         471,000      138,000            97                  4.0              191
    Denver, Colorado
                                          ----------   ----------          ----                -----             ----
                                           1,941,000      704,000            93%                 7.0%            $263
                                          ----------   ----------          ----                -----             ----
    WEST COAST TOTAL                      20,819,000    8,763,000            93%                11.8%            $350
                                          ==========   ==========          ====                =====             ====


                                  HISTORY & STATUS            ANCHOR RETAILERS &
SHOPPINGTOWN & LOCATION            OF DEVELOPMENT              SPECIAL FEATURES
-----------------------      ---------------------------  ---------------------------
NORTHERN CALIFORNIA
  Downtown Plaza, .........          Opened 1971          Macy's (two stores),
    Sacramento, California                                283,000 s.f. Office Space
  Solano, .................          Opened 1981          Best Buy, Edwards 16
    Fairfield, California                                 Theater, JCPenney, Macy's,
                                                          Mervyn's, Sears
SAN JOSE REGION
  Oakridge, ...............          Opened 1973          Macy's, Montgomery Ward,
    San Jose, California                                  Sears
  Valley Fair, ............          Opened 1986          Macy's (two stores),
    San Jose, California                                  Nordstrom
OTHER WEST COAST
  Capital Mall, ...........          Opened 1978          Bon Marche, JCPenney,
    Olympia, Washington                                   Lamonts, Mervyn's
  Vancouver, ..............          Opened 1977          JCPenney, Meier & Frank,
    Vancouver, Washington       Redeveloped 1979/1993     Mervyn's, Nordstrom, Sears
  Westland, ...............          Opened 1960          Sears, Super K-mart
    Denver, Colorado            Redeveloped 1978/1994
    WEST COAST TOTAL

                              ECONOMIC                              PERCENTAGE OF MALL    OCCUPANCY COST       1999 MALL
                             PERCENTAGE   TOTAL GLA     MALL GLA      GLA LEASED AT       AS A % OF SALES     SHOP SALES
SHOPPINGTOWN & LOCATION      OWNERSHIP    (SQ. FT.)    (SQ. FT.)    DECEMBER 31, 1999    DECEMBER 31, 1999   (PER SQ. FT.)
-----------------------      ----------   ----------   ----------   ------------------   -----------------   -------------
ST. LOUIS
  Crestwood, ..............      100       1,017,000      414,000            95%                12.4%            $298
    St. Louis, Missouri
  Mid Rivers, .............      100         969,000      394,000            84                 12.4              295
    St. Peters, Missouri
  Northwest Plaza, ........      100       1,798,000      683,000            96                 13.9              257
    St. Ann, Missouri
South County, .............      100         762,000      268,000            90                 10.6              302
  St. Louis, Missouri
  West County, ............      100         583,000      152,000            91                 14.4              238
    Des Peres, Missouri
                                          ----------   ----------          ----                -----             ----
                                           5,129,000    1,911,000            92%                11.3%            $281
                                          ----------   ----------          ----                -----             ----
OTHER MID WEST
  West Park, ..............      100         499,000      226,000            89                 13.8              202
    Cape Girardeau,
    Missouri
                                          ----------   ----------          ----                -----             ----
    MID WEST TOTAL                         5,628,000    2,137,000            92%                12.7%            $271
                                          ----------   ----------          ----                -----             ----
CONNECTICUT
  Connecticut Post, .......      100         777,000      384,000            84%                14.8%            $317
    Milford, Connecticut
  Enfield, ................      100         716,000      295,000            96                 14.8              251
    Enfield, Connecticut
  Meriden, ................      100         911,000      374,000           100                 14.1              301
    Meriden, Connecticut
  Trumbull, ...............      100       1,194,000      497,000            94                 13.6              392
    Trumbull, Connecticut
                                          ----------   ----------          ----                -----             ----
                                           3,598,000    1,550,000            93%                14.2%            $326
                                          ----------   ----------          ----                -----             ----


                                  HISTORY & STATUS            ANCHOR RETAILERS &
SHOPPINGTOWN & LOCATION            OF DEVELOPMENT              SPECIAL FEATURES
-----------------------      ---------------------------  ---------------------------
ST. LOUIS
  Crestwood, ..............          Opened 1957          Dillard's, Famous-Barr,
    St. Louis, Missouri         Redeveloped 1984/1999     Sears
  Mid Rivers, .............          Opened 1987          Crown-14 Theater,
    St. Peters, Missouri     Redeveloped 1990/1996/1999   Dillard's, Famous-Barr,
                                                          JCPenney, Sears
  Northwest Plaza, ........          Opened 1965          Dillard's, Famous-Barr,
    St. Ann, Missouri             Redeveloped 1989        JCPenney, Sears, 154,000
                                                          s.f. Office Building
South County, .............          Opened 1963          Dillard's, Famous-Barr,
  St. Louis, Missouri             Redeveloped 1979        JCPenney
  West County, ............          Opened 1969          Famous-Barr, JCPenney
    Des Peres, Missouri           Redeveloped 1985
OTHER MID WEST
  West Park, ..............          Opened 1981          Famous-Barr, JCPenney,
    Cape Girardeau,               Redeveloped 1984        Shopko
    Missouri
    MID WEST TOTAL
CONNECTICUT
  Connecticut Post, .......          Opened 1960          Filene's, JCPenney, Sears
    Milford, Connecticut        Redeveloped 1991/1999     (opening spring 2000)
  Enfield, ................          Opened 1971          Filene's, JCPenney, Sears
    Enfield, Connecticut     Redeveloped 1987/1997/1998
  Meriden, ................          Opened 1971          Filene's, JCPenney, Lord &
    Meriden, Connecticut     Redeveloped 1988/1993/1999   Taylor, Sears
  Trumbull, ...............          Opened 1962          Filene's, JCPenney, Lord &
    Trumbull, Connecticut    Redeveloped 1982/1987/1990   Taylor, Macy's
                                        1992

                              ECONOMIC                              PERCENTAGE OF MALL    OCCUPANCY COST       1999 MALL
                             PERCENTAGE   TOTAL GLA     MALL GLA      GLA LEASED AT       AS A % OF SALES     SHOP SALES
SHOPPINGTOWN & LOCATION      OWNERSHIP    (SQ. FT.)    (SQ. FT.)    DECEMBER 31, 1999    DECEMBER 31, 1999   (PER SQ. FT.)
-----------------------      ----------   ----------   ----------   ------------------   -----------------   -------------
WASHINGTON
  Annapolis, ..............      100       1,113,000      421,000            98%                12.3%            $435
    Annapolis, Maryland
  Montgomery Mall, ........      100       1,249,000      464,000            99                 12.8              470
    Bethesda, Maryland
  Wheaton, ................      100       1,390,000      572,000            97                 11.7              317
    Wheaton, Maryland
                                          ----------   ----------          ----                -----             ----
                                           3,752,000    1,457,000            98%                12.4%            $420
                                          ----------   ----------          ----                -----             ----
OTHER EAST COAST
  Independence Mall, ......       85         693,000      229,000            99%                10.6%            $325
    Wilmington, North
    Carolina
  South Shore, ............      100       1,157,000      299,000            94                 15.3              393
    Bay Shore, New York
                                          ----------   ----------          ----                -----             ----
                                           1,850,000      528,000            96%                13.6%            $363
                                          ----------   ----------          ----                -----             ----
    EAST COAST TOTAL                       9,200,000    3,535,000            95%                13.2%            $372
                                          ----------   ----------          ----                -----             ----
                                          35,647,000   14,435,000            94%                12.0%            $344
                                          ==========   ==========          ====                =====             ====


                                  HISTORY & STATUS            ANCHOR RETAILERS &
SHOPPINGTOWN & LOCATION            OF DEVELOPMENT              SPECIAL FEATURES
-----------------------      ---------------------------  ---------------------------
WASHINGTON
  Annapolis, ..............          Opened 1980          Crown Theaters (opening
    Annapolis, Maryland      Redeveloped 1983/1994/1998   summer 2000), Hecht's,
                                        1999              JCPenney, Lord & Taylor,
                                                          Montgomery Ward, Nordstrom
  Montgomery Mall, ........          Opened 1968          Hecht's, JCPenney,
    Bethesda, Maryland       Redeveloped 1976/1982/1984   Nordstrom, Sears
                                        1991
  Wheaton, ................          Opened 1960          Hecht's, JCPenney,
    Wheaton, Maryland             Redeveloped 1987        Montgomery Ward, 188,000
                                                          s.f. Office Space
OTHER EAST COAST
  Independence Mall, ......          Opened 1979          Belk Beery, JCPenney, Sears
    Wilmington, North
    Carolina
  South Shore, ............          Opened 1963          JCPenney, Lord & Taylor,
    Bay Shore, New York         Redeveloped 1997/1998     Macy's, Sears
    EAST COAST TOTAL

MORTGAGE AND OTHER SECURED DEBT ON PORTFOLIO PROPERTIES

    The following table sets forth certain information regarding debt secured by the Company's interests in the Centers, including the Company's pro rata share of mortgages encumbering Centers in which the Company has less than a 100% interest. All mortgage debt is nonrecourse to the Company. The information set forth below is as of December 31, 1999.

                                                                                                            EARLIEST DATE ON
                                  EFFECTIVE                       ANNUAL DEBT              BALANCE DUE ON    WHICH THE NOTE
                                  INTEREST    PRINCIPAL BALANCE     SERVICE     MATURITY      MATURITY       CAN BE PREPAID
PROPERTY PLEDGED AS COLLATERAL      RATE           (000'S)          (000'S)       DATE        (000'S)       WITHOUT PENALTY
------------------------------    ---------   -----------------   -----------   --------   --------------   ----------------
Annapolis.......................    8.29%           144,380          12,927     12/11/09       129,694            9/2009
Downtown Plaza..................    8.29%            85,861           7,688     12/11/09        77,128            9/2009
Eagle Rock......................    8.29%            16,840           1,508     12/11/09        15,127            9/2009
Eastland........................    8.29%            41,487           3,715     12/11/09        37,267            9/2009
South Shore.....................    8.29%            88,432           7,918     12/11/09        79,437            9/2009
                                                  ---------         -------                  ---------
                                                    377,000          33,756                    338,653
                                                  ---------         -------                  ---------
Capital Mall....................    6.16%            30,025           1,850     12/11/01        30,025           12/2001
Crestwood.......................    6.16%            73,682           4,540     12/11/01        73,682           12/2001
Enfield.........................    6.16%            30,796           1,898     12/11/01        30,796           12/2001
Fox Hills.......................    6.16%            47,200           2,908     12/11/01        47,200           12/2001
Horton Plaza....................    6.16%           113,100           6,968     12/11/01       113,100           12/2001
Mid Rivers......................    6.16%            56,990           3,511     12/11/01        56,990           12/2001
Northwest Plaza.................    6.16%            85,511           5,268     12/11/01        85,511           12/2001
Oakridge........................    6.16%            45,400           3,797     12/11/01        45,400           12/2001
Parkway Plaza...................    6.16%            83,300           5,133     12/11/01        83,300           12/2001
Plaza Bonita....................    6.16%            75,524           4,653     12/11/01        75,524           12/2001
West Covina.....................    6.16%            83,152           5,123     12/11/01        83,152           12/2001
West Park.......................    6.16%            29,420           1,814     12/11/01        29,420           12/2001
                                                  ---------         -------                  ---------
                                                    754,100          47,463                    754,100
                                                  ---------         -------                  ---------
Solano..........................    7.00%            18,556           1,788      7/01/18            --            7/2018
Solano..........................    7.00%            22,532           2,108      1/01/06        18,572            1/2006
                                                  ---------         -------                  ---------
                                                     41,088           3,896                     18,572
                                                  ---------         -------                  ---------
Topanga.........................    7.77%            43,714           3,180      2/01/02        42,827            2/2002
Topanga.........................    7.00%            59,518          10,068      2/01/02        54,856           11/2001
                                                  ---------         -------                  ---------
                                                    103,232          13,248                     97,683
                                                  ---------         -------                  ---------
Meriden.........................    7.62%            64,000           8,357     11/12/01        28,735            1/2000
Meriden.........................    7.80%            32,311           5,038     11/12/01        16,750            1/2000
                                                  ---------         -------                  ---------
                                                     96,311          13,395                     45,485
                                                  ---------         -------                  ---------
May Department Stores...........    6.39%            14,001           2,489      2/04/04            --            2/2004
May Department Stores...........    7.33%            55,167           5,342      2/04/14            --            2/2014
                                                  ---------         -------                  ---------
                                                     69,168           7,831                         --
                                                  ---------         -------                  ---------
Montgomery Mall.................    7.72%           158,773          13,630      5/01/10       121,515            3/2010
North County Fair...............    7.00%            72,399           6,399(1)   5/30/22            --            6/2004
Trumbull........................    7.15%           131,694          14,183      7/01/00       130,727            4/2000
Secured line of credit(2).......    7.43%           150,766          11,202     12/15/02       150,766           12/1999
                                                  ---------         -------                  ---------
  Total wholly-owned............                  1,954,531         165,003                  1,657,501
                                                  ---------         -------                  ---------
Santa Anita.....................    7.00%            41,004           4,171      2/01/04        34,653           11/2003
Santa Anita.....................    7.00%            14,165           1,457      2/01/04        11,947           11/2003
                                                  ---------         -------                  ---------
                                                     55,169           5,628                     46,600
Independence Mall...............    6.92%            27,474           2,395      8/04/03        25,530           12/1999
Mission Valley..................    6.78%            56,850           3,854     12/31/04        56,850           12/1999
Plaza Camino Real...............    9.50%            14,497           1,508      6/01/00        14,497            3/2000
Vancouver.......................    9.78%            15,453           1,691      5/13/02        14,917            2/2002
Valley Fair.....................    7.93%            86,647           6,666      6/22/03       137,500            6/1999
University Towne Center.........    7.20%            39,743           3,670      1/01/06        33,698            1/2006
                                                  ---------         -------                  ---------
Total Proportionate Joint
  Ventures......................                    295,833          25,412                    329,592
                                                  ---------         -------                  ---------
Total...........................                  2,250,364(3)      190,415                  1,987,093
                                                  =========         =======                  =========

(1) Contingent interest is owed at 30% of receipts in excess of $8.3 million.

(2) For the secured line of credit the properties pledged as collateral include Connecticut Post, Palm Desert, Promenade, South County, Westland and Wheaton.

(3) A reconciliation of the Company's pro rata share of debt secured by the Company's interest in the Centers to the consolidated indebtedness as of December 31, 1999, is as follows:

                                                               (000'S)
                                                              ----------
Pro Rata share of debt secured by the Company's interests in the Centers...............................................  $2,250,364
Less: Pro Rata share of mortgages encumbering unconsolidated
  partnership Centers.......................................    (183,814)
Plus: Minority interest in mortgages encumbering
  consolidated Centers......................................      24,499
Unsecured consolidated indebtedness.........................     301,088
                                                              ----------
Consolidated indebtedness...................................  $2,392,137
                                                              ==========

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company's common stock trades on the New York Stock Exchange ("NYSE"), under the symbol "WEA." The following table sets forth the per share intra-day high and low for the quarter based on intra-day trading as reported by the NYSE and declared distributions for the Company's common stock on a quarterly basis for 1998, 1999 and for the first quarter 2000 (to March 28, 2000).

                                                                              DECLARED
                                             HIGH       LOW       CLOSE     DISTRIBUTION
                                           --------   --------   --------   ------------
2000
  First Quarter (to March 28, 2000)......   $14.50     $12.13     $13.63      $  0.37
1999
  Fourth Quarter.........................   $14.88     $12.00     $12.31      $0.3625
  Third Quarter..........................    16.06      13.56      13.88       0.3625
  Second Quarter.........................    17.44      15.06      15.06       0.3625
  First Quarter..........................    18.25      14.78      17.44       0.3625
1998
  Fourth Quarter.........................   $18.13     $15.88     $17.25      $ 0.355
  Third Quarter..........................    17.88      15.69      17.13        0.355
  Second Quarter.........................    18.44      16.75      18.38        0.355
  First Quarter..........................    18.75      16.81      17.63        0.355

    The number of shareholders of record of the Company's common stock was 126, as of March 28, 2000.

    The Company intends to continue to pay regular quarterly distributions to the holders of its common and preferred stock. The 1999 distributions include a distribution declared on December 17, 1999 to shareholders of record on December 31, 1999 of $37.0 million including $0.3625 per common share for the quarter ended December 31, 1999. For the years ended December 31, 1999 and 1998, the Company declared distributions per common share of $1.45 and $1.42, respectively.

    On August 16, 1999, the Company issued 477,778 shares of Series E cumulative convertible redeemable preferred stock (the "Series E Preferred Stock"). The Series E Preferred Stock was issued to Westfield America Trust ("WAT"), the Company's largest shareholder, in exchange for gross proceeds of $86,000,040, and has a par value of $1.00 per share and a liquidation value of $180 per share. The Series E Preferred Stock is not convertible into the Company's common stock, unless (i) the conversion is approved by the shareholders of the Company, which consent the Company will seek to obtain at its next annual meeting or
(ii) the Series E Preferred Stock is sold to an individual or entity to whom the Company may issue its common stock without shareholder approval. Subject to the foregoing, each share of Series E Preferred Stock is currently convertible into 10 shares of common stock of the Company, subject to adjustment. All of the Series E Preferred Stock was offered and sold to WAT pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), provided by Section 4(2) of the Act.

ITEM 6: SELECTED FINANCIAL DATA

    The following table sets forth historical and consolidated financial data for the Company and should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The Company's Consolidated Financial Statements are not necessarily indicative of the future financial position and results of operations of the Company. The Company believes that the book value of its real estate assets, which reflects the historical cost of such real estate assets, less accumulated depreciation, is less than the current market value of its properties.

                                                              YEARS ENDED DECEMBER, 31
                                              ---------------------------------------------------------
                                                1999         1998         1997        1996       1995
                                              ---------   -----------   ---------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
Revenues:
  Minimum rents.............................  $ 344,099   $   226,089   $ 147,971   $105,295   $ 74,727
  Tenant recoveries.........................    147,379        91,909      64,662     44,423     32,335
  Percentage rents..........................     12,300        10,467       4,175      3,991      1,690
                                              ---------   -----------   ---------   --------   --------
    Total revenues..........................    503,778       328,465     216,808    153,709    108,752
Expenses:
  Operating.................................    155,688        97,359      64,156     47,339     33,532
  Management fees...........................     10,218         6,264       4,074      3,191      1,828
  Advisory fees.............................      9,788         6,140          --      2,600         --
  General and administrative................      1,816         1,519         949        808        776
  Depreciation and amortization.............    112,625        76,926      53,913     38,596     29,150
                                              ---------   -----------   ---------   --------   --------
  Operating income..........................    213,643       140,257      93,716     61,175     43,466
  Interest expense, net.....................   (184,496)     (106,852)    (57,472)   (40,233)   (27,916)
                                              ---------   -----------   ---------   --------   --------
                                                 29,147        33,405      36,244     20,942     15,550
  Equity in net income of unconsolidated
    real estate affiliates..................      9,259         5,949       3,887      3,707      4,412
  Interest and other income.................     17,990        17,196       9,212      1,110      1,884
  Gain on sale of investments, net..........      1,971        53,895          --         --         --
  Minority interest in earnings of
    consolidated real estate affiliates.....     (4,068)       (4,257)     (2,478)    (1,063)        --
                                              ---------   -----------   ---------   --------   --------
  Net income................................  $  54,299   $   106,188   $  46,865   $ 24,696   $ 21,846
                                              =========   ===========   =========   ========   ========
Net income allocable to diluted common
  shares....................................  $  17,339   $    88,569   $  35,437   $ 20,432   $ 21,843
                                              =========   ===========   =========   ========   ========
Earnings per diluted common share...........  $    0.23   $      1.20   $    0.54   $   0.42   $   0.48
                                              =========   ===========   =========   ========   ========
Distributions declared per diluted common
  share.....................................  $    1.45   $      1.42   $    1.59   $   1.51   $   1.68
                                              =========   ===========   =========   ========   ========

                                                              YEARS ENDED DECEMBER 31,
                                            ------------------------------------------------------------
                                               1999         1998         1997         1996        1995
                                            ----------   ----------   ----------   ----------   --------
                                                           (IN THOUSANDS, EXCEPT RATIOS)
OTHER DATA:
EBITDA(1).................................  $  369,663   $  256,931   $  177,858   $  124,352   $102,199
FFO(2)....................................  $  177,023   $  140,839   $  111,271   $   75,842   $ 65,792
Cash flows provided by operating
  activities..............................  $  153,898   $  101,938   $   92,871   $   55,244   $ 41,937
Cash flows (used in) provided by investing
  activities..............................  $ (178,004)  $(1,346,534) $ (560,965)  $  (90,969)  $  6,529
Cash flows provided by (used in) financing
  activities..............................  $    5,278   $1,258,865   $  472,368   $   42,454   $(62,722)
FFO allocable to diluted common
  shares(2)...............................  $  132,602   $  120,557   $  100,555   $   71,578   $ 65,789
Weighted average number of diluted common
  shares..................................      76,619       73,901       65,548       49,063     44,978
Ratio of earnings to fixed charges(3).....       1.28x        1.54x        1.92x        1.77x      2.25x
Ratio of earnings to combined fixed
  charges and preferred stock
  dividends(3)............................       1.07x        1.33x        1.61x        1.60x      2.25x
Ratio of FFO to fixed charges(2),(3)......       1.94x        2.28x        2.87x        2.78x      3.35x
Ratio of FFO to combined fixed charges and
  preferred stock dividends(2),(3)........       1.61x        1.97x        2.40x        2.52x      3.35x

                                                                    DECEMBER 31,
                                            ------------------------------------------------------------
                                               1999         1998         1997         1996        1995
                                            ----------   ----------   ----------   ----------   --------
BALANCE SHEET DATA:
Investments in real estate, net...........  $3,468,138   $3,690,258   $1,848,501   $1,310,434   $829,484
Total assets..............................  $3,603,661   $3,820,639   $1,969,630   $1,341,854   $841,990
Notes payable.............................  $2,392,137   $2,641,015   $1,107,425   $  770,625   $426,781
Minority interest.........................  $   33,180   $   42,605   $   25,123   $       54   $     --
Shareholders' equity......................  $  659,840   $  746,119   $  770,380   $  518,530   $380,419

------------------------

(1) EBITDA, or earnings before interest, taxes, depreciation and amortization, represents the Company's share of net income before interest, taxes, gain on sale of investments, depreciation and amortization. EBITDA should not be construed as an alternative to operating income (as determined in accordance with GAAP) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP), nor as a measure of liquidity and other consolidated income or cash flow statement data (as determined in accordance with GAAP). The Company believes that EBITDA is an effective measure of shopping center operating performance because EBITDA is unaffected by the debt and equity structure of the property owner.

(2) FFO, or Funds From Operations ("FFO") is computed in accordance with standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995, which defines FFO as net income (loss) (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated real estate affiliates. FFO should not be considered as an alternative to net income (determined in accordance with GAAP), as a measure of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP), as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. In addition, FFO as computed by the Company may not be comparable to similarly titled figures reported by other REITs. The Company believes that FFO is an effective measure of the Company's operating performance because analysts and investors usually use FFO in analyzing the operating results of real estate companies rather then using earnings per share.

(3) Fixed charges consist of interest, including capitalized interest and amortization of deferred loan fees.

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

GENERAL BACKGROUND

    Fluctuations in the Company's results of operations from year to year were primarily affected by acquisitions and dispositions that occurred during each of the years ending December 31, 1999, 1998 and 1997. The following is a summary of the acquisitions and dispositions:

1999 ACQUISITIONS AND DISPOSITIONS:

    In 1999, the Company invested approximately $231.8 million to acquire interests in four Centers, as follows:

Wheaton Plaza                          -- The remaining 32% interest not previously owned by the
                                         Company acquired in January 1999.

Independence Mall                      -- An additional 15% interest effectively acquired in March
                                         1999.

Valley Fair                            -- The remaining 50% interest not previously owned by the
                                         Company acquired in June 1999 and subsequently joint
                                         ventured as discussed below.

Palm Desert                            -- 100% interest acquired in August 1999.

    The interests in Centers acquired in 1999 were acquired with proceeds from the Company's unsecured revolving credit facility, the issuance of Series E Preferred Stock totaling $86.0 million, the issuance of partnership interests and Investor Unit Rights valued at $21.4 million, and the sale of Cerritos as discussed below.

    In 1999, the Company sold one property and conveyed joint venture interests in two properties which provided proceeds totaling $223.0 million, net of related debt, as follows:

Cerritos                               -- 100% interest sold in June 1999.

Valley Fair                            -- 50% interest joint ventured in June 1999.

UTC                                    -- 50% interest joint ventured in June 1999.

    The proceeds from the sale of Cerritos were used to acquire a 50% interest in Valley Fair. The proceeds from the Valley Fair and UTC joint venture were used to pay down the unsecured revolving credit facility and to provide liquidity for future redevelopments and strategic acquisitions.

    The Centers acquired in 1999, sold in 1999 and conveyed to a joint venture in 1999, are referred to as "1999 Acquisition Centers".

    At December 31, 1999 and for the year then ended, the Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 32 Centers, UTC through the point in time in which this center was deconsolidated, the equity in income of six unconsolidated real estate affiliates, 12 separate department store properties net leased to the May Company under financing leases, certain other real estate investments, and the Garden State Plaza loan (as discussed below under the 1997 Acquisitions).

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

Fox Hills                              -- 100% interest acquired in October 1998.

Oakridge                               -- 100% interest acquired in October 1998.

Downtown Plaza                         -- 100% interest acquired in October 1998.

Horton Plaza                           -- 100% interest acquired in October 1998.

Capital Mall                           -- 49% managing, non-controlling interest acquired in
                                       October 1998 and the remaining 51% interest acquired in
                                         December 1998.

North County Fair                      -- the remaining 55% interest not previously owned by the
                                         Company acquired in October 1998.

Cerritos                               -- 50% managing, non-controlling interest acquired in July
                                       1998 and the remaining 50% interest acquired in November
                                         1998.

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

    The Centers acquired in 1998 (referred to as the "1998 Acquisition Centers") were acquired with proceeds obtained from the Company's unsecured revolving credit facility, the issuance of shares of the Company's Series C Preferred Stock and Series D Preferred Stock totaling $275 million, the issuance of new unsecured debt, the issuance of Notes to Australian investors (the "Capital Notes") totaling $301.1 million, the assumption of debt, the exercise of warrants in WHL (the "WHL Warrants") and subsequent sale of WHL shares for $99.7 million and the issuance of partnership interests and Investor Unit Rights valued at $32.3 million.

    At December 31, 1998 and for the year then ended, the Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 29 Centers, the equity in income of five unconsolidated real estate affiliates, the equity in income of North County Fair, Topanga, Cerritos, Santa Anita and Capital Mall through the point in time at which these Centers became consolidated, 12 separate department store properties net leased to the May Company under financing leases, certain other real estate investments, the Garden State Plaza Loan (discussed below) and the exercise of the WHL Warrants.

1997 ACQUISITIONS:

Garden State Plaza Loan                -- In May 1997, the Company made a participating loan
                                       totaling $145 million to two wholly-owned affiliates of WHL.
                                         The loan is secured by the affiliates' 50% partnership
                                         interest in Garden State Plaza, a super-regional shopping
                                         center located in Paramus, New Jersey.

WHL Warrants                           -- In May 1997, the Company acquired 49 million
                                       non-transferable WHL Warrants each of which entitled the
                                         Company to acquire one WHL ordinary share at a price equal to AUS $4.67.

Wheaton                                -- 68% managing, controlling interest acquired in June 1997.

Annapolis                              -- adjacent land and the remaining 70% interest not
                                       previously owned by the Company acquired in June 1997.

Meriden                                -- the remaining 50% interest not previously owned by the
                                         Company acquired in September 1997.

Northwest Plaza                        -- 100% interest acquired in December 1997.

    The Centers acquired in 1997 (referred to as the "1997 Acquisition Centers") were funded from proceeds obtained from the Company's initial public offering in May 1997 (the "Offering"), the Company's unsecured corporate credit facility and an exchange of a portion of the Company's interest in a department store property net leased to the May Company.

    At December 31, 1997 and for the year then ended, the Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 17 Centers, the equity in income of five unconsolidated real estate affiliates, the equity in income of Annapolis and Meriden until these centers became consolidated, 12 separate department store properties net leased to the May Company under financing leases, certain other real estate investments, and the Garden State Plaza Loan.

RESULTS OF OPERATIONS

COMPARISONS OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

    TOTAL REVENUES increased $175.3 million or 53% to $503.8 million for the year ended December 31, 1999 compared to $328.5 million for the same period in 1998. The increase is the result of the addition of the 1999 and 1998 Acquisition Centers, which contributed $160.7 million or 92% of the increase in total revenues. Excluding the total revenues generated by the 1999 and 1998 Acquisition Centers, total revenues increased $14.6 million due to increased rents generated by completed redevelopments at Westfield Shoppingtown Eastland, Enfield, Meriden, Mission Valley-West and South Shore and higher minimum rents and specialty leasing throughout the portfolio.

    TOTAL EXPENSES increased $101.9 million or 54% to $290.1 million for the year ended December 31, 1999 as compared to $188.2 million for the same period in 1998. The increase is due primarily to operating expenses at the 1999 and 1998 Acquisition Centers, which contributed $89.6 million or 88% of the increase in total expenses. Excluding the total expenses incurred by the 1999 and 1998 Acquisition Centers, total expenses increased $12.3 million due to increased operating costs and depreciation as a result of the recently completed redevelopments and a higher advisory fee as a result of a full year of operations of the 1998 Acquisition Centers.

    INTEREST EXPENSE, net of capitalized interest, increased $77.6 million or 73% to $184.5 million for the year ended December 31, 1999 as compared to $106.9 million for the same period in 1998, due primarily to borrowings under the Company's secured line of credit and secured debt assumed and issued in conjunction with the 1998 Acquisition Centers.

    EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES increased approximately $3.4 million to $9.3 million for the year ended December 31, 1999 as compared to $5.9 million for the same period in 1998 due primarily to the acquisition of joint venture interests in Westfield Shoppingtown Valley Fair in July 1998 and partnership interests in Independence Mall in 1999 and 1998, and the conveyance of a joint venture interest in UTC in June 1999, partially offset by the acquisition of the remaining 58% interest in Topanga in November of 1998.

    GAIN ON SALE OF INVESTMENTS was $2.0 million for the year ended
December 31, 1999 as a result of the sale of Cerritos. For the same period in 1998, the Company recognized a net gain of $53.9 million due primarily to the sale of investments in April 1998, net of a loss from reversal of certain interest rate swap agreements originally completed in connection with the TrizecHahn acquisition.

    INTEREST AND OTHER INCOME increased $0.8 million to $18.0 million for the year ended December 31, 1999 as compared to $17.2 million for the same period in 1998. The increase is due to an increase in participation interest earned on the Garden State Plaza Loan and interest earned on temporary investments.

    Net income decreased $51.9 million or 49% to $54.3 million from $106.2 million for the same period in 1998 for the reasons discussed above.

COMPARISONS OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

    TOTAL REVENUES increased $111.7 million or 52% to $328.5 million for the year ended December 31, 1998 as compared to $216.8 million for the same period in 1997. The increase is the result of the addition of the 1998 and 1997 Acquisition Centers, which contributed $104.6 million or 94% of the increase in total revenues. Excluding the total revenues generated by the 1998 and 1997 Acquisition Centers, total revenues increased $7.1 million due to completed redevelopments, increased occupancy, higher base rents and higher percentage rents due to higher sales throughout the portfolio.

    TOTAL EXPENSES increased $65.1 million or 53% to $188.2 million for the year ended December 31, 1998 as compared to $123.1 million for the same period in 1997. The increase was due primarily to the addition of the 1998 and 1997 Acquisition Centers, which contributed a combined $53.1 million or 82% of the increase in total expenses. Excluding the total expenses as a result of the 1998 and 1997 Acquisition Centers, total expenses increased $12.0 million due primarily to the advisory fee totaling $6.1 million, which first became payable by the Company to the Advisor in 1998, and an increase in depreciation due primarily to redevelopments placed into service in 1998 and 1997.

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

    EQUITY IN NET INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES increased approximately $2.0 million to $5.9 million for the year ended December 31, 1998 as compared to $3.9 million for the same period in 1997, due primarily to the acquisition of joint venture interests in Valley Fair, Independence Mall, Capital

Mall, Cerritos and Santa Anita, which were partially offset by the acquisition of the remaining 55% interest in North County Fair in October 1998 and 58% interest in Topanga in November 1998.

    INTEREST AND OTHER INCOME increased $8.0 million to $17.2 million for the year ended December 31, 1998 as compared to $9.2 million for the same period in 1997. The increase was due to a full year of interest earned on the Garden State Plaza Loan and interest earned on temporary investments.

    NET INCOME increased $59.3 million to $106.2 million for the year ended December 31, 1998 due primarily to a net gain of $53.9 million that resulted from the sale of investments in April 1998, net of a loss from the reversal of certain interest rate swap agreements in August 1998. Excluding this net gain, net income increased $5.4 million or 12% to $52.3 million for the year ended December 31, 1998 as compared to $46.9 million for the same period in 1997 for the reasons discussed above.

CASH FLOWS

YEAR ENDED DECEMBER 31, 1999

    Cash and cash equivalents decreased $18.8 million for the year ended December 31, 1999 due to cash used in investing activities in excess of cash generated by operating and financing activities. Net cash provided by operating activities totaled $153.9 million which represents cash flow generated by a full year of operations for the 1999 and 1998 Acquisition Centers, rents generated by completed redevelopments and the operations of the Company's existing portfolio. The net cash used in investing activities during the year ended December 31, 1999 totaled $178.0 million due to the acquisition of the 1999 Acquisition Centers and to fund other capital expenditures totaling $354.4 million, cash contributions to fund redevelopment at Westfield Shoppingtown Valley Fair of $8.9 million and an increase in restricted cash totaling $14.2 million due to escrow accounts established in conjunction with secured financings, partially offset by cash provided by investing activities from the sale of Cerritos totaling $188.7 million, distributions received from unconsolidated real estate affiliates of $8.0 million and notes receivable and deferred financing lease receivable repayments totaling $2.8 million. The net cash flow provided by financing activities totaled $5.3 million due to proceeds generated from the conveyance of joint venture interests in UTC and Valley Fair which totaled $158.3 million, the issuance of cumulative convertible redeemable preferred stock totaling $84.9 million and the sale of a liquidity option for $4.0 million, issued in conjunction with the conveyance of joint venture interests in UTC and Valley Fair, partially offset by net distributions paid to preferred and common shareholders totaling $139.6 million, net borrowings and related costs totaling $97.1 million and cash distributions totaling
$5.2 million paid to minority interests in consolidated real estate affiliates.

YEAR ENDED DECEMBER 31, 1998

    Cash and cash equivalents increased $14.3 million for the year ended December 31, 1998 due to excess cash generated by operating activities and financing activities over cash used in investing activities. Net cash provided by operating activities totaled $101.9 million which represents cash flow generated by the 1998 Acquisition Centers, a full year of operations of the 1997 Acquisition Centers, a full year of interest income earned on the Garden State Plaza Loan and the operations of the Company's existing portfolio. The net cash used in investing activities during the year ended December 31, 1998 totaled $1,346.5 million due primarily to the acquisition of the 1998 Acquisition Centers and cash used to fund renovations, expansions, tenant allowances and other capital expenditures totaling $1,465.3 million which was partially offset by investment proceeds obtained from the sale of WHL Stock totaling
$99.7 million, $9.8 million in cash distributions received from unconsolidated real estate affiliates, notes receivable and deferred financing leases receivable repayments totaling $4.9 million and restricted cash used in the redevelopment of Mission Valley--West totaling $4.4 million. The net cash flow provided by financing activities totaled $1,258.9 million primarily as a result of net borrowings and related costs totaling $1,113.6 million obtained to fund the purchase of the 1998 Acquisition Centers and $275.0 million in proceeds generated from the issuance of convertible preferred stock which was partially offset by cash distributions paid to preferred and common shareholders totaling $117.0 million, stock issuance costs totaling $8.8 million and cash distributions totaling $3.9 million paid to minority interests in consolidated real estate affiliates.

YEAR ENDED DECEMBER 31, 1997

    Cash and cash equivalents increased $4.3 million for the year ended
December 31, 1997 due to excess cash generated by operating activities and financing activities over cash used for investing activities. Net cash provided by operating activities totaled $92.9 million which represents cash flow generated by the 1997 Acquisition Centers, a full year of operations for the Centers acquired in 1996, interest income earned on the Garden State Plaza Loan and the operations of the Company's existing portfolio. The net cash used in investing activities totaled $561.0 million due primarily to the acquisition of the 1997 Acquisition Centers and cash used to fund renovations, expansions, tenant allowances and other capital expenditures totaling $385.2 million, funding of the Garden State Plaza Loan totaling $145.0 million, the purchase of WHL Warrants totaling $15.2 million and an increase in restricted cash totaling $28.3 million due to the funding of the Mission Valley--West construction loan. The cash used in investing activities was partially offset by investment proceeds obtained from cash distributions received from unconsolidated real estate affiliates totaling $10.0 million and notes receivable and deferred financing lease receivable repayments totaling $2.6 million. The net cash flow provided by financing activities totaled $472.4 million primarily as a result of net borrowings and related costs totaling $285.1 million obtained to fund the purchase of the 1997 Acquisition Centers and $300.4 million in net proceeds generated from the issuance of common and preferred stock in conjunction with the Offering which was partially offset by cash distributions paid to preferred and common shareholders totaling $111.7 million and cash distributions totaling $1.4 million paid to minority interests in consolidated real estate affiliates.

FFO FUNDS FROM OPERATIONS

    The Company computes FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of NAREIT in March 1995 which defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated real estate affiliates. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. In addition, FFO as computed by the Company may not be comparable to similarly titled figures reported by other REITs. The Company believes that FFO is an effective measure of the Company's operating performance because analysts and investors usually use FFO in analyzing the operating results of real estate companies rather than using earnings per share.

    The following is a summary of the Company's FFO and a reconciliation of net income to FFO for the periods presented:

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                ---------------------------------
                                                  1999        1998        1997
                                                ---------   ---------   ---------
                                                        ($ IN THOUSANDS)
Funds from Operations.........................  $177,023    $140,839    $111,271
                                                ========    ========    ========
Increase in Funds from Operations from prior
  period......................................      25.7%       26.6%       46.7%
Reconciliation:
  Net income..................................  $ 54,299    $106,188    $ 46,865
  Income allocable to Investor Unit Rights....     1,942          --          --
  Gain on sale of investments.................    (1,971)    (53,895)         --
  Depreciation and amortization:
    Deferred financing leases.................     2,287       2,138       2,044
    Consolidated properties...................   112,625      76,926      53,913
    Unconsolidated real estate affiliates.....     8,930      10,753       9,456
    Minority interest portion.................    (1,089)     (1,271)     (1,007)
                                                --------    --------    --------
Funds from Operations.........................  $177,023    $140,839    $111,271
                                                ========    ========    ========

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

    The Company's EBITDA after minority interest plus its pro-rata share of EBITDA of unconsolidated real estate affiliates increased from $177.9 million in 1997 to $369.7 million in 1999. The growth in EBITDA reflects the addition of Total GLA, increased rental rates, increased retailer sales, improved occupancy levels and effective control of operating costs.

    The following is a summary of the Company's EBITDA and a reconciliation of EBITDA to FFO (which has been reconciled to the Company's net income above) for the periods presented:

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                ---------------------------------
                                                  1999        1998        1997
                                                ---------   ---------   ---------
                                                        ($ IN THOUSANDS)
EBITDA........................................  $369,663    $256,931    $177,858
                                                ========    ========    ========
Increase in EBITDA from prior period..........      43.9%       44.5%       43.0%
Reconciliation:
  Funds from Operations.......................  $177,023     140,839     111,271
  Interest expense:
    Consolidated properties...................   184,496     106,852      57,472
    Unconsolidated real estate affiliates.....     9,999      10,193       9,858
    Minority interest portion.................    (1,855)       (953)       (743)
                                                --------    --------    --------
EBITDA........................................  $369,663    $256,931    $177,858
                                                ========    ========    ========

LIQUIDITY AND CAPITAL RESOURCES

    During 1999, the Company completed several financings and raised capital to repay and refinance existing debt and to fund acquisitions as further discussed below.

    In December 1999, the Company closed a $377 million financing and a secured line of credit with total availability of $450 million. These loans were used to retire the Company's $600 million unsecured corporate credit facility. At December 31, 1999, the Company had $299.2 million undrawn under the secured line of credit which will be used to fund acquisition and redevelopment activities and as a revolving working capital facility. Through its hedging activities, the Company has fixed borrowings under the secured line of credit at an average rate of 7.43%.

    As of December 31, 1999, the Company's balance of cash and cash equivalents was $6.4 million, not including its proportionate share of cash held by unconsolidated real estate affiliates.

    During the third quarter ended September 30, 1999, the Company refinanced secured debt with a ten-year commercial mortgage loan from Prudential Mortgage Capital and New York Life Insurance Company, secured by Westfield Shoppingtown Montgomery Mall, totaling $159 million with a fixed interest rate of 7.72%. This refinancing retired first mortgages on Westfield Shoppingtown South County and Westfield Shoppingtown West County and facilitates separate construction loans for future redevelopments at these properties.

    In August 1999, the Company issued $86 million of Series E cumulative convertible redeemable preferred stock. Each share of preferred stock is convertible into ten shares of the Company's common stock at the equivalent of $18.00 per share and has a dividend rate equal to the greater of 8.5% or ten times the dividend per share declared on the Company's common stock. All of these shares were sold to Westfield America Trust ("WAT"), an affiliate of the Company and are not convertible into common stock until approved by the Company's shareholders, which the Company will seek to obtain at its next annual shareholders' meeting. Of the $86 million raised, $82 million was used to acquire Palm Desert Town Center.

    In June 1999, the Company effectively transferred a 50% joint venture interest in UTC and Valley Fair to J.P. Morgan for approximately $250 million, including the assumption of debt. Net proceeds from the J.P. Morgan Joint Venture totaled approximately $130 million and were used to retire the TrizecHahn acquisition bridge loan and pay down the Company's unsecured revolving credit facility.

    Concurrently with the closing of the Joint Venture with J.P. Morgan, the Company refinanced an existing $100 million Valley Fair loan with a new
$275 million loan facility from Canadian Imperial Bank of Commerce and Hypo Bank, which included a $110 million construction loan commitment for the Valley Fair redevelopment. Excess proceeds from the refinancing were used to pay down the Company's unsecured revolving credit facility.

    In June 1999, the Company sold Cerritos and used a portion of the proceeds to retire secured debt. The remaining $93 million, plus an additional
$14 million obtained from the Company's unsecured revolving credit facility, was used to acquire the remaining 50% interest in Valley Fair that the Company did not previously own, from the Rouse Company.

    In May 1999, the Company closed on a $102 million loan facility with PNC Bank, which included a $38 million construction loan commitment for the Westfield Shoppingtown Meriden redevelopment. At the closing, PNC Bank funded $64 million which was used to pay down the unsecured revolving credit facility. Additionally, in May 1999, the Downtown Plaza first mortgage totaling
$93 million was refinanced through the Company's unsecured revolving credit facility.

    The Company's consolidated indebtedness at December 31, 1999 was
$2,392.1 million, of which $2,262.7 million is fixed rate debt and $129.4 million is variable rate debt after considering interest rate protection agreements totaling $1.3 billion. The interest rate on the fixed rate debt ranges from 6.10% to 8.38%. The Company's pro-rata share of debt-to-total market capitalization, based on the common stock share price at December 31, 1999 was 58.5%, excluding the Capital Notes from the numerator. The maturity dates of consolidated indebtedness range from 2000 to 2022. Scheduled principal amortization and balloon payments in connection with maturing mortgage indebtedness over the next five years and thereafter are set forth in the table below:

                                                                  AMOUNT
YEAR                                                          (IN THOUSANDS)
----                                                          --------------
2000........................................................     $145,918
2001........................................................      965,902
2002........................................................      362,263
2003........................................................      114,625
2004........................................................      139,703
Thereafter..................................................      663,726

    The Company believes that redevelopment, repositioning and expansion are key to maximizing the use and performance of its assets and increasing its income growth and capital appreciation. The Company continually evaluates the redevelopment potential of its Properties, including Properties that have undergone redevelopment in the past five years. Due to the financial and regulatory burdens presented by the development of new regional shopping centers, the Company believes that an on-going redevelopment program provides a cost efficient means of ensuring that the Company's existing Centers compete effectively within their existing markets and are able to attract new customers.

    Capital expenditures and capitalized leasing costs totaled $129.5 million, $60.9 million, and $70.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. The following table shows the components of capital expenditures and capitalized leasing costs.

                                                             FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                        ------------------------------
                                                          1999       1998       1997
                                                        --------   --------   --------
                                                               ($ IN MILLIONS)
Renovations and expansions............................   $105.3     $46.5      $61.2
Tenant allowances.....................................     14.0       8.9        5.5
Capitalized leasing costs.............................      7.2       4.6        2.9
Other capital expenditures............................      3.0       0.9        0.4
                                                         ------     -----      -----
  Total...............................................   $129.5     $60.9      $70.0
                                                         ======     =====      =====

    Capital expenditures were financed by external funding and recovery of costs from retailers where applicable. The Company is currently involved in several development projects and had outstanding commitments totaling approximately $73.3 million as of December 31, 1999, which will be funded through existing mortgage debt, new mortgage debt and the secured line of credit.

    The historical sources of capital used to fund the Company's operating expenses, interest expense, recurring capital expenditures and non-recurring capital expenditures (such as major building renovations and expansions) have been: (i) FFO, (ii) the issuance of secured and unsecured debt and (iii) the issuance of equity. The Company anticipates that development projects, expansion projects and potential acquisitions will be funded by external financing sources.

    The Company anticipates that its FFO will provide the necessary funds on a short-term and long-term basis for its operating expenses, interest expense on outstanding indebtedness and all distributions to the shareholders in accordance with REIT requirements. Sources for recurring and non-recurring capital expenditures on a short-term and long-term basis, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments on outstanding indebtedness are expected to be obtained from: (i) additional debt financing, (ii) additional equity and
(iii) working capital reserves.

    Although no assurance can be given, the Company believes that it will have access to capital resources sufficient to satisfy the Company's cash requirements and expand and develop its business in accordance with its strategy for growth.

DISTRIBUTIONS

    A distribution was declared on December 17, 1999 to shareholders of record on December 31, 1999 of $37.0 million including $0.3625 per common share for the quarter ended December 31, 1999, which is equal to $1.45 per common share on an annualized basis. The Company intends to pay regular quarterly distributions to holders of its preferred and common stock.

INFLATION

    Inflation has remained relatively low during the past three years and has had a minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the retailers' leases contain provisions designed to lessen the impact to the Company. Such provisions include clauses enabling the Company to receive percentage rentals based on retailer's gross sales, which generally increase as prices rise, contractual rent steps which increase rental rates during the term of the lease, or both. In addition, the remaining terms of the existing leases are for an average period of less than ten years, which may enable the Company to replace existing leases with new leases at higher effective rentals if rents on the existing leases are below the then existing market rate. Substantially all of the leases, except for most Anchor leases, require the retailers to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in cost and operating expenses resulting from inflation.

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

IMPACT OF YEAR 2000

    The Company and its affiliates use the Manager's information systems. As of March 28, 2000, the Manager's hardware and software applications experienced no significant disruptions due to what is commonly referred to as the "Y2K Issue" which includes reference to the fact that certain computer programs were written using two digits rather than four to define the applicable year.

    The Company and its affiliates exchange electronic data with certain outside vendors in the banking and payroll processing areas. The Manager has been advised by these vendors that their systems are Year 2000 compliant and as of March 28, 2000 has experienced no significant disruptions in the systems. The Manager is not aware of any other vendors, suppliers, or external agents with a Y2K Issue that would materially affect the Company's results of operations, liquidity, or capital resources. However, the Manager has no means of ensuring that external agents are Year 2000 compliant, and there can be no assurance that the Manager has identified all such external agents. The Company will continue to monitor its mission critical computer hardware and software applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

    This report includes, and future public filings and oral and written statements by the Company and its management may include, statements (other than the consolidated financial-statements and other statements of historical fact) that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible future results of operations, earnings, expenses, cash flows, funds from operations and other capital resources of the Company (including with respect to increased revenues and rental rates, cost savings and operating efficiencies) and market trends set forth under (a) Item
1. "Business--The Shopping Center Business,--Costs of Occupancy,--Mall Shop Rental Rates,--The Company's Strategy for Operations and Growth,--Insurance Arrangements,--Competition and--Environmental Matters," (b) Item 3."--Legal Proceedings," (c) Item 5. "Market for Registrant's Common Equity and Related Shareholder Matters," (d) Item 7. "Management's Discussion and Analysis of Financial Condition, --Results of Operations,--Liquidity and Capital Resources,--Distributions,--Inflation and--Impact of Year 2000," and
(e) statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "anticipates," "intends," "plans," "estimates," "proposes," "scheduled," or other similar expressions.

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

    The following important factors, and those important factors described elsewhere in this report (including without limitation those discussed in "Business," "Managements' Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings"), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's' actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements:
(i) risks generally inherent in real estate investment, such as changes in the national economic climate, the regional economic climate (including the impact of local employers or industry concentrations on the economic climate) or local real estate conditions; perceptions by retailers or shoppers of the safety, convenience and attractiveness of a shopping center, trends in the retail industry; competition for retailers, changes in market rental rates and vacancy rates, the ability to collect rent from retailers, the need to periodically renovate, repair and relet space and the costs thereof; the ability of an owner to provide adequate management and maintenance and insurance, and increased operating costs, as well as changes in governmental regulations, zoning or tax laws; (ii) the ability of the Company to successfully redevelop properties (including the ability to complete the redevelopment, to complete construction within the estimated time frame and budget or to realize anticipated occupancy and rental rates from completed projects), or to achieve anticipated operating results from acquired properties; (iii) competition from other shopping centers and other forms of retailing; (iv) the impact of the financial condition of Anchors and major tenants on the Centers' operations, including the bankruptcy or insolvency of Anchors or retailers or the decision of any Anchor or major tenant to not renew its lease when it expires; (v) the Company's ability to make scheduled payments of principal or interest on, or to refinance its obligations with respect to its indebtedness and to comply with the covenants and restrictions contained in the instruments governing such indebtedness, which will depend on its future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors beyond its control, including changes in consumer buying patterns, regulatory developments and increased operating costs; and (vi) the Company's ability to continue to qualify as a REIT for federal income tax purposes and the taxation of the Company as a regular corporation if it were to lose that status, the 100% tax on net income from transactions that constitute prohibited transactions pursuant to the rules relating to REITs under the Code; and possible taxation of the Company with respect to built-in gain on disposition of certain property if such property disposed of during a ten-year period; and the possibility of a dramatic decrease in cash available for distributions if any such taxes become payable.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    In the normal course of business the Company enters into interest rate swap contracts to reduce its exposure to fluctuations in interest rates. Net interest differentials to be paid or received related to these contracts are accrued as incurred or earned. Any gain or loss from terminating swap contracts is recognized in the period the swap contract or related debt is terminated or reversed. Unamortized gains or losses are recognized in income when the related debt matures or is extinguished. The Company's policy is to maintain fixed rate borrowing (including fixed rate mortgages and interest rate swaps) for approximately 75% of forecast debt for a term of not more than ten years. Additional hedging may be entered into for up to 100% of forecast debt if interest rates are considered by management to be favorable.

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

    The following is a summary of fixed rate debt, average fixed interest rate and average remaining term to maturity for the Company's pro rata share of fixed rate debt and variable rate debt that has been fixed through the use of interest rate swap contracts:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
                                                          ($ IN THOUSANDS)
Principal amount of fixed rate debt..................  $1,135,067   $  777,911
Principal amount of other current fixed rate payable
  instruments........................................   1,287,000    1,700,000
                                                       ----------   ----------
                                                       $2,422,067   $2,477,911
                                                       ==========   ==========
Fixed rate debt as a percentage of total notes
  payable............................................        94.9%        91.4%
                                                       ==========   ==========
Average effective fixed rate (inclusive of margins)
  of total borrowings and hedges, including delayed
  start swaps........................................        7.39%        7.09%
                                                       ==========   ==========
Average remaining term (in years) of total fixed rate
  borrowings and hedges, including delayed start
  swaps..............................................         8.0          9.1
                                                       ==========   ==========
Interest coverage ratio for the quarter ended........         2.2          1.9
                                                       ==========   ==========

    The Company has entered into one foreign currency exchange agreement related to the Capital Notes in order to eliminate its exposure to fluctuations in exchange rates.

    The estimated fair value of the Company's financial instruments has been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

    For purposes of the Securities and Exchange Commission's market risk disclosure requirements, the Company has estimated the fair value of its financial instruments at December 31, 1999. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, as of December 31, 1999, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from the amounts presented below.

                           INTEREST RATE SENSITIVITY
             PRINCIPAL (NOTIONAL) AMOUNT BY CONTRACT MATURITY DATE

                                                                                                            ESTIMATED
                                                                                                            FAIR VALUE
                           2000       2001       2002        2003        2004     THEREAFTER     TOTAL       12/31/99
                         --------   --------   ---------   ---------   --------   ----------   ----------   ----------
                                                 (AMOUNTS IN THOUSANDS EXCEPT INTEREST RATES)
ASSETS:
Participating loan to
  affiliates..........         --         --          --          --         --    $145,000    $  145,000   $  145,000
Average rate..........         --         --          --          --         --         8.5%           --           --
Direct financing
  leases receivable...   $  2,447   $  2,617   $   2,799   $   2,994   $  3,203    $ 66,867    $   80,927   $   70,731

LIABILITIES:
Notes Payable--fixed
  rate................   $145,918   $ 15,129   $ 111,135   $  14,262   $139,703    $663,726    $1,089,873   $1,065,201
Average rate..........       7.15%      7.19%       7.32%       7.21%      6.92%       7.83%
Notes
  Payable--variable
  rate................         --   $950,773   $ 251,128   $ 100,363         --          --    $1,302,264   $1,302,264
Average rate..........         --   L(1)+.85%  L(1)+1.80%  L(1)+2.56%        --          --

INTEREST RATE SWAP
  CONTRACTS:
Current swaps where
  the Company receives
  L(1)................         --   $100,000   $ 287,000   $ 200,000   $100,000    $600,000    $1,287,000   $   27,697
Average rate..........         --       5.95%       6.10%       6.00%      6.00%       5.75%
Deferred swaps where
  the Company receives
  L(1)................         --         --   $  70,000          --         --    $540,000    $  610,000   $   21,047
Average rate..........         --         --        6.80%         --         --        6.13%

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item will be contained in the Company's definitive proxy statement for its 2000 annual meeting of shareholders which will be filed on or before April 30, 2000 and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

    The information required by this item will be contained in the Company's definitive proxy statement for its 2000 annual meeting of shareholders which will be filed on or before April 30, 2000 and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be contained in the Company's definitive proxy statement for its 2000 annual meeting of shareholders which will be filed on or before April 30, 2000 and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will be contained in the Company's definitive proxy statement for its 2000 annual meeting of shareholders which will be filed on or before April 30, 2000 and is incorporated herein by reference.

ITEM 14: EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) 1. See page F-1 for a listing of consolidated financial statements submitted as part of this report.

    2. Financial statement schedules, other than schedules which are part of the consolidated financial statements included in (a)(1) have been omitted since the required information is either included in the Consolidated Financial Statements, not present, or not present in amounts sufficient to require submission of the schedule.

    3. Exhibits submitted with this report as filed with the Securities and Exchange Commissions and those incorporated by reference to the other filings are listed on the exhibit index.

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

(c) See (a) (3) above for a listing of the exhibits included as part of this report.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Auditors..............................    F-2

Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................    F-3

Consolidated Statements of Income for Years ended December
  31, 1999, 1998 and 1997...................................    F-4

Consolidated Statements of Changes in Shareholders' Equity
  for the Years ended December 31, 1999, 1998 and 1997......    F-5

Consolidated Statements of Cash Flows for the Years ended
  December 31, 1999, 1998 and 1997..........................    F-6

Notes to Consolidated Financial Statements..................    F-8

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
Westfield America, Inc.:

    We have audited the accompanying consolidated balance sheets of Westfield America, Inc. and Subsidiaries, (the "Company"), as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westfield America, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the consolidated results of operations and cash flows for each of the years in the three year period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Los Angeles, California                                 Ernst & Young LLP

January 26, 2000

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                       ASSETS

Land........................................................  $  454,267   $  457,801
Buildings, improvements and equipment.......................   2,990,537    3,185,969
Less accumulated depreciation...............................    (444,831)    (340,727)
                                                              ----------   ----------
  Net property and equipment................................   2,999,973    3,303,043

Construction in progress....................................      67,115       20,254
Investments in unconsolidated real estate affiliates........     175,123      138,747
Participating loan to affiliates............................     145,000      145,000
Direct financing leases receivable..........................      80,927       83,214
                                                              ----------   ----------
  Net investment in real estate.............................   3,468,138    3,690,258

Cash and cash equivalents...................................       6,444       25,272
Restricted cash.............................................      40,008       25,820
Accounts receivable, net of allowance of $7,366 and $8,400
  in 1999 and 1998, respectively............................      47,632       45,325
Deferred expenses and other assets, net.....................      41,439       33,964
                                                              ----------   ----------
  Total assets..............................................  $3,603,661   $3,820,639
                                                              ==========   ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable...............................................  $2,392,137   $2,641,015
Accounts payable and accrued expenses.......................     119,680       82,658
Distribution payable........................................      37,824       33,242
                                                              ----------   ----------
  Total liabilities.........................................   2,549,641    2,756,915
                                                              ----------   ----------

Minority interests..........................................      33,180       42,605
Series C, D and E preferred stock...........................     361,000      275,000

Common stock................................................         733          731
Series A and B preferred stock..............................     121,000      121,000
Additional paid-in capital..................................     538,107      624,388
                                                              ----------   ----------
  Total shareholders' equity................................     659,840      746,119
                                                              ----------   ----------
  Total liabilities and shareholders' equity................  $3,603,661   $3,820,639
                                                              ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   --------
REVENUES:
  Minimum rents.............................................  $ 344,099   $ 226,089   $147,971
  Tenant recoveries.........................................    147,379      91,909     64,662
  Percentage rents..........................................     12,300      10,467      4,175
                                                              ---------   ---------   --------
  Total revenues............................................    503,778     328,465    216,808
                                                              ---------   ---------   --------
EXPENSES:
  Operating.................................................    155,688      97,359     64,156
  Management fees...........................................     10,218       6,264      4,074
  Advisory fee..............................................      9,788       6,140         --
  General and administrative................................      1,816       1,519        949
  Depreciation and amortization.............................    112,625      76,926     53,913
                                                              ---------   ---------   --------
    Total expenses..........................................    290,135     188,208    123,092
                                                              ---------   ---------   --------

OPERATING INCOME............................................    213,643     140,257     93,716

INTEREST EXPENSE, net.......................................   (184,496)   (106,852)   (57,472)

OTHER INCOME:
  Equity in income of unconsolidated real estate
    affiliates..............................................      9,259       5,949      3,887
  Gain on sale of investments, net..........................      1,971      53,895         --
  Interest and other income.................................     17,990      17,196      9,212
                                                              ---------   ---------   --------

INCOME BEFORE MINORITY INTEREST.............................     58,367     110,445     49,343

Minority interest in earnings of consolidated real estate
  affiliates................................................     (4,068)     (4,257)    (2,478)
                                                              ---------   ---------   --------
NET INCOME..................................................  $  54,299   $ 106,188   $ 46,865
                                                              =========   =========   ========
Net income allocable to preferred shares....................  $  37,260   $  17,619   $ 11,428
Net income allocable to common shares.......................     17,039      88,569     35,437
                                                              ---------   ---------   --------
                                                              $  54,299   $ 106,188   $ 46,865
                                                              =========   =========   ========
EARNINGS PER COMMON SHARE:
  Basic.....................................................  $    0.23   $    1.21   $   0.54
                                                              =========   =========   ========
  Diluted...................................................  $    0.23   $    1.20   $   0.54
                                                              =========   =========   ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
  Basic.....................................................     73,343      73,334     65,505
                                                              =========   =========   ========
  Diluted...................................................     76,619      73,901     65,548
                                                              =========   =========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                  ADDITIONAL                  TOTAL
                                            COMMON    PREFERRED    PAID-IN     RETAINED   SHAREHOLDERS'
                                            STOCK       STOCK      CAPITAL     EARNINGS      EQUITY
                                           --------   ---------   ----------   --------   -------------
BALANCES, JANUARY 1, 1997................    $527     $ 94,000     $424,003    $     --     $ 518,530

Net income for the year ended
  December 31, 1997......................      --           --           --      46,865        46,865
Issuance of common stock.................     204           --      305,796          --       306,000
Issuance of preferred stock..............      --       27,000           --          --        27,000
Cost of stock issuances..................      --           --      (32,616)         --       (32,616)
Redemption of senior preferred stock.....      --           --          (57)         --           (57)
Distributions on preferred stock.........      --           --           --     (11,428)      (11,428)
Distributions on common stock............      --           --      (71,163)    (35,437)     (106,600)
Adjustment to investment cost basis......      --           --       22,686          --        22,686
                                             ----     --------     --------    --------     ---------
BALANCES, DECEMBER 31, 1997..............     731      121,000      648,649          --       770,380

Net income for the year ended
  December 31, 1998......................      --           --           --     106,188       106,188
Issuance of common stock.................      --           --          140          --           140
Cost of stock issuances..................      --           --       (8,834)         --        (8,834)
Distributions on preferred stock.........      --           --           --     (17,619)      (17,619)
Distributions on common stock............      --           --      (15,567)    (88,569)     (104,136)
                                             ----     --------     --------    --------     ---------
BALANCES, DECEMBER 31, 1998..............     731      121,000      624,388          --       746,119

Net income for the year ended
  December 31, 1999......................      --           --           --      54,299        54,299
Issuance of common stock.................       2           --          138          --           140
Redemption of senior preferred stock.....      --           --           (1)         --            (1)
Cost of stock issuances (Note 10)........      --           --       (1,109)         --        (1,109)
Sale of liquidity option (Note 4)........      --           --        4,000          --         4,000
Distributions on preferred stock.........      --           --           --     (37,260)      (37,260)
Distributions on common stock............      --           --      (89,309)    (17,039)     (106,348)
                                             ----     --------     --------    --------     ---------
BALANCES, DECEMBER 31, 1999..............    $733     $121,000     $538,107    $     --     $ 659,840
                                             ====     ========     ========    ========     =========

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1999         1998         1997
                                                            ---------   -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................  $  54,299   $   106,188   $  46,865
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization.........................    112,625        76,926      53,913
    Amortization of deferred loan fees....................      5,356         2,468         419
    Equity in income of unconsolidated real estate
      affiliates..........................................     (9,259)       (5,949)     (3,887)
    Minority interests in earnings of consolidated real
      estate affiliates...................................      4,068         4,257       2,478
    Gain on sale of investments, net......................     (1,971)      (53,895)         --
    Issuance of common stock to independent directors.....        140           140          --
  Changes in assets and liabilities:
    Accounts receivable, net..............................      1,760       (11,545)    (10,824)
    Deferred expenses and other assets....................     (8,495)      (10,014)     (5,069)
    Accounts payable and accrued expenses.................     (4,625)       (6,638)      8,976
                                                            ---------   -----------   ---------
  Net cash flows provided by operating activities.........    153,898       101,938      92,871
                                                            ---------   -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures and acquisitions...................   (354,453)   (1,465,296)   (385,155)
  Participating loan to affiliates........................         --            --    (145,000)
  Purchase of WHL Warrants................................         --            --     (15,184)
  Proceeds from sale of investments.......................    188,731        99,670          --
  Cash distributions received from unconsolidated real
    estate affiliates.....................................      8,004         9,812      10,013
  Cash contributions to unconsolidated real estate
    affiliates............................................     (8,885)           --          --
  Direct financing leases receivable repayments...........      2,287         2,138       2,044
  Notes receivable repayments.............................        500         2,720         622
  Increase in restricted cash.............................    (14,188)        4,422     (28,305)
                                                            ---------   -----------   ---------
  Net cash flows used in investing activities.............  $(178,004)  $(1,346,534)  $(560,965)
                                                            ---------   -----------   ---------

    CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUES ON THE FOLLOWING PAGE.

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999          1998        1997
                                                           -----------   ----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock..............  $    86,000   $  275,000   $  27,000
  Proceeds from issuance of common stock.................           --           --     436,500
  Issuance of liquidity option...........................        4,000           --          --
  Redemption of common stock.............................           --           --    (130,500)
  Redemption of senior preferred stock...................           (1)          --         (57)
  Cost of stock issuances................................       (1,109)      (8,834)    (32,616)
  Cash distributions paid to preferred shareholders......      (33,928)     (13,184)    (10,938)
  Cash distributions paid to common shareholders.........     (105,760)    (103,766)   (100,721)
  Cash distributions paid to minority interests..........       (5,171)      (3,914)     (1,409)
  Proceeds received from the conveyance of joint venture
    interests............................................      158,343           --          --
  Proceeds from notes payable............................    1,193,055    1,309,109     651,765
  Principal payments on notes payable....................   (1,290,151)    (195,546)   (366,656)
                                                           -----------   ----------   ---------
  Net cash flows provided by financing activities........        5,278    1,258,865     472,368
                                                           -----------   ----------   ---------
  Net (decrease) increase in cash and cash equivalents...      (18,828)      14,269       4,274

CASH AND CASH EQUIVALENTS, beginning of period...........       25,272       11,003       6,729
                                                           -----------   ----------   ---------
CASH AND CASH EQUIVALENTS, end of period.................  $     6,444   $   25,272   $  11,003
                                                           ===========   ==========   =========

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
  Interest (net of amount capitalized)...................  $   187,971   $  105,307   $  58,514
                                                           ===========   ==========   =========

NONCASH INVESTING AND FINANCING INFORMATION PROVIDED IN NOTES 8 AND 11.

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (IN THOUSANDS EXCEPT SHARE, UNIT, PER SHARE AND FLOOR AREA AMOUNTS)

1. ORGANIZATION:

    Westfield America, Inc. (the "Company"), a Missouri corporation, is primarily in the business of owning, operating, leasing, developing, redeveloping and acquiring super-regional and regional retail shopping centers in major metropolitan areas in the United States. The Company is a publicly traded real estate investment trust ("REIT"), with interests in 38 major shopping centers branded nationwide as "Westfield Shoppingtowns". The Company's portfolio of Westfield Shoppingtowns includes clusters of regional and super-regional shopping centers located in eight states in the east coast, midwest and west coast regions of the United States.

    The Company, through its controlling interest in Westfield America Limited Partnership (the "Operating Partnership") and its other subsidiaries and affiliates, owns interests in a portfolio of 23 super-regional shopping centers, 12 regional shopping centers, three power centers (individually a "Center" and collectively the "Centers"), 12 separate department store properties which are net leased under financing leases to The May Department Stores Company and certain other real estate investments (collectively the "Properties").

    The Company is externally managed and advised by Westfield Holdings Limited ("WHL"), an affiliate of the Company and an Australian public company. The Company has engaged a property management company (the "Manager"), an asset management company (the "Advisor") and a development company (the "Developer") to provide property management, asset management and development services to the Company under agreements that are renewable annually. Each of the Manager, Advisor and Developer is a wholly-owned subsidiary of WHL giving the Company access to WHL's worldwide management expertise and resources. The Company changed its name from CenterMark Properties, Inc. to Westfield America, Inc., in conjunction with its initial public offering in May 1997 (the "Offering").

    The Company is organized and operated as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). In order to be treated as a REIT for income tax purposes, the Company must meet the minimum distribution requirements as well as certain asset, income and other tests specified by the Code. The Company intends to conduct its business so as to continue to satisfy the REIT provisions under the Code, including making distributions to its shareholders sufficient to meet the minimum distributions requirements.

    In 1998, the Company completed the exchange of its interests in most of the Centers and other assets for partnership interests ("Partnership Units") in the Operating Partnership. Also, in 1998 and 1999, the Operating Partnership issued units in the Operating Partnership to unrelated third parties ("Investor Unit Rights") in exchange for certain interests acquired. The Investor Unit Rights are held by various unrelated third parties who may under certain circumstances exchange their Investor Unit Rights for cash or, at the discretion of the Company, shares of the Company's common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

    The Company conducts its business through its Operating Partnership, wholly owned subsidiaries and affiliates. The consolidated financial statements include the accounts of the Company and all subsidiaries over which the Company is able to exercise significant control. The Company does not consider itself to be in control when the other partners have important approval rights over major actions. Investments in

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

      (IN THOUSANDS EXCEPT SHARE, UNIT, PER SHARE AND FLOOR AREA AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) non-controlled real estate affiliates are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENT IN REAL ESTATE:

    Buildings, improvements and equipment are stated at cost. Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest, real estate taxes, insurance and other development related costs incurred during construction periods are capitalized and depreciated on the same basis as the related assets. Expenditures for repairs and maintenance are charged to expense when incurred. Certain repair and maintenance costs are chargeable to the retailers as provided in their leases. Such reimbursements are included in tenant recoveries in the Consolidated Statements of Income. Depreciation is computed using the straight-line method over the estimated useful life of each property, which generally ranges from 3 to 50 years.

CASH AND CASH EQUIVALENTS:

    The Company considers all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.

RESTRICTED CASH:

    Restricted cash represents funds totaling $25,649 set aside to pay operating and capital expenditures on properties that are collateral for secured loan facilities and funds totaling $14,359 to be utilized in the redevelopment of Annapolis.

REVENUE RECOGNITION:

    Shopping center space is generally leased to specialty retailers under leases that are accounted for as operating leases. Minimum rent revenues are recognized on a straight-line basis over the respective lease term. Percentage rents are recognized on an accrual basis as earned. Recoveries from retailers are recognized as income in the period during which the applicable costs are incurred.

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

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

      (IN THOUSANDS EXCEPT SHARE, UNIT, PER SHARE AND FLOOR AREA AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

    The Company enters into interest rate swap contracts to reduce its exposure to fluctuations in interest rates. Net interest differentials to be paid or received related to these swap contracts are accrued as incurred or earned. Any gain or loss from terminating swap contracts is recognized in the period the swap contract or related debt is terminated or reversed. Unamortized gains or losses are recognized in income when the related debt matures or is extinguished. At December 31, 1999, the Company also holds a foreign exchange hedge agreement.

    In June 1998, the Financial Accounting Standards Board issued Statement
No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

EARNINGS PER SHARE:

    Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities using the treasury stock method.

INCOME TAXES:

    The Company has elected to be treated as a REIT for income tax purposes. As a REIT, the Company is required to meet the minimum distribution requirements as well as certain asset, income and other tests specified by the Code. No provision for income taxes has been included in the Company's consolidated financial statements because the Company will generally not be liable for federal income taxes, provided it continues to distribute all of its REIT taxable income and otherwise continues to qualify as a REIT. State income and franchise taxes are minimal and included in general and administrative expense.

SEGMENT REPORTING:

    Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Because management views the Company as operating in a single business segment, as described in Note 1, the adoption of Statement No. 131 did not result in additional disclosure of segment information.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

      (IN THOUSANDS EXCEPT SHARE, UNIT, PER SHARE AND FLOOR AREA AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
USE OF ESTIMATES:

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATION:

    Certain amounts in the 1998 and 1997 consolidated financial statements were reclassified to conform with the 1999 presentation.

3. ACQUISITIONS:

    During 1999, the Company invested $231,810 to acquire interests in the following properties:

    In August 1999, the Company acquired Palm Desert Town Center in Palm Desert, California for $82,010. Westfield Shoppingtown Palm Desert is an 870,000 square foot super-regional shopping center with five anchors and 138 specialty stores. Funds for the purchase of Palm Desert were obtained from the issuance of $86,000 of Series E cumulative convertible redeemable preferred stock as further described in footnote 10.

    In June 1999, the Company acquired the remaining 50% interest it did not previously own in Valley Fair, a super-regional shopping center located in San Jose, from The Rouse Company, for approximately $107,000 plus the assumption of debt. Funds for the acquisition of Valley Fair were obtained from the proceeds from the sale of Cerritos discussed below and borrowings under the Company's unsecured revolving credit facility.

    In March 1999, the Company acquired an additional 15% interest in Independence Mall for approximately $4,400 consisting of $2,200 of cash and 122,857 partnership units that may be converted into an equivalent number of Investor Unit Rights in the Operating Partnership or may be exchanged for cash, or at the discretion of the Company, shares of the Company's common stock. This acquisition effectively gives the Company an 85% economic interest in the property.

    In January 1999, the Company acquired the remaining 32% of Wheaton Plaza it did not previously own for approximately $38,400 consisting of 1,185,857 Investor Unit Rights and a cash distribution of $19,200. This acquisition effectively gives the Company a 100% economic interest in the property.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

      (IN THOUSANDS EXCEPT SHARE, UNIT, PER SHARE AND FLOOR AREA AMOUNTS)

3. ACQUISITIONS: (CONTINUED)
    During 1998, the Company invested approximately $1,800,000 to acquire interests in 16 shopping centers, including 12 shopping centers from TrizecHahn Centers, Inc. ("TrizechHahn"). Interests in the Centers acquired from TrizecHahn (the "Hahn Centers") and other third-parties are as follows:

PROPERTY                     LOCATION                         INTEREST ACQUIRED
--------                ------------------   ---------------------------------------------------
HAHN CENTERS:
Capital Mall.........   Olympia, WA          49% managing, non-controlling interest acquired in
                                               October 1998 and the remaining 51% interest
                                               acquired in December 1998.

Cerritos.............   Cerritos, CA         50% managing, non-controlling interest acquired in
                                             July 1998 and the remaining 50% interest acquired
                                               in November 1998.

Downtown Plaza.......   Sacramento, CA       100% interest acquired in October 1998.

Fox Hills............   Culver City, CA      100% interest acquired in October 1998.

Horton Plaza.........   San Diego, CA        100% interest acquired in October 1998.

North County Fair....   Escondido CA         The remaining 55% interest not previously owned by
                                             the Company acquired in October 1998.

Oakridge.............   San Jose, CA         100% interest acquired in October 1998.

Parkway Plaza........   El Cajon, CA         100% interest acquired in September 1998.

Santa Anita..........   Arcadia, CA          39.7% managing, non-controlling interest acquired
                                             in September 1998 and an additional 50% interest
                                               acquired in December 1998, which provided the
                                               Company with a controlling interest in the
                                               property.

Solano...............   Fairfield, CA        100% interest acquired in September 1998.

UTC (University Towne
Center)..............   San Diego, CA        100% interest acquired in July 1998.

Valley Fair..........   San Jose, CA         50% managing, non-controlling interest acquired in
                                             July 1998.

OTHER ACQUISITIONS:

Crestwood............   St. Louis, MO        100% interest acquired in January 1998.

Independence Mall....   Wilmington, NC       60% interest acquired in August 1998 and an
                                             additional 10% interest acquired in October 1998.

Promenade............   Woodland Hills, CA   100% interest acquired in June 1998.

Topanga..............   Canoga Park, CA      The remaining 58% interest not previously owned by
                                             the Company acquired in November 1998.

    In conjunction with the above acquisitions, the Company assumed mortgage debt as described in Note 8.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

      (IN THOUSANDS EXCEPT SHARE, UNIT, PER SHARE AND FLOOR AREA AMOUNTS)

3. ACQUISITIONS: (CONTINUED)
    During 1997, the Company invested approximately $349,000 to acquire the following properties.

PROPERTY                     LOCATION                         INTEREST ACQUIRED
--------                ------------------   ---------------------------------------------------
Northwest Plaza......   St. Ann, MO          100% interest acquired in December 1997.

Meriden..............   Meriden, CT          The remaining 50% interest not previously owned by
                                             the Company acquired in September 1997.

Annapolis............   Annapolis, MD        The remaining 70% interest not previously owned by
                                             the Company plus an additional 13.2 acre parcel of
                                               land adjacent to the Center acquired in June
                                               1997.

Wheaton..............   Wheaton, MD          68% managing, non controlling interest acquired in
                                             June 1997.

    Additionally, in May 1997, the Company made a participating loan totaling $145,000 (the "Garden State Plaza Loan") to two wholly-owned, indirect subsidiaries of WHL ("Borrower") which have a combined 50% partnership interest in Westland Garden State Plaza Limited Partnership, the owner of Garden State Plaza, a super-regional shopping center located in Paramus, New Jersey. The non-recourse loan provides for interest only at a fixed annual rate of 8.5% and is secured by the Borrowers' 50% indirect interest in Garden State Plaza. The Company is entitled to receive participating interest payments based on 80% of the borrowers' share of the adjusted cashflow (as defined) from Garden State Plaza subject to an annual aggregate limit of fixed and participating interest in an amount equal to 11%. The loan matures in May 2007. During the years ended December 31, 1999, 1998, and 1997, the Company earned participating interest of $3,625, $2,420 and $728, respectively.

4. DISPOSITIONS:

    In June 1999, the Company sold Cerritos, a super-regional shopping center located in Cerritos, California to The Macerich Company for approximately $188,000.

    On June 23, 1999, the Company completed a joint venture transaction (the "Joint Venture") with J.P. Morgan Investment Management, Inc., acting for a group of pension trusts ("J.P. Morgan"), which effectively transferred a 50% interest in University Towne Center ("UTC") and Valley Fair to J.P. Morgan for approximately $246,000 including the assumption of debt totaling approximately $120,000. Concurrently, the Company sold an option (the "Liquidity Option") to
J. P. Morgan for $4,000. The Liquidity Option gives J.P. Morgan the right, under certain circumstances, to exchange its interest in the Joint Venture, or its interest in either Center, for shares of the Company's common stock. Upon exercise of the Liquidity Option, J.P. Morgan will receive shares of the Company's common stock equal to J. P. Morgan's share of funds from operations ("FFO") (as defined) in the Joint Venture, or a Center (as applicable), for the preceding four calendar quarters divided by the Company's FFO per share (as defined) for the same period. As a result of the Liquidity Option, the Company accounted for the sale of interests in Valley Fair and UTC as a financing transaction.

    In August 1998, the Company recognized a loss totaling $11,806, resulting from the reversal of certain deferred interest rate swap agreements. This loss was netted against the gain from the sale of investments for purposes of consolidated financial statement presentation.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

4. DISPOSITIONS: (CONTINUED)

    In 1997, the Company acquired 49 million non-transferable warrants (the "WHL Warrants") to acquire ordinary shares of WHL. In April 1998, with the consent of WHL, the Company exercised the WHL Warrants by electing to receive the profit element of the WHL Warrants. As a result of the exercise, the Company received 20,339,066 WHL ordinary shares that the Company sold in April 1998 for proceeds totaling $99,670.

5. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES:

    As of December 31, 1999, the Company's economic interest in each unconsolidated real estate affiliate is as follows:

                                           ECONOMIC
      PROPERTY              LOCATION       INTEREST
---------------------   ----------------   --------
Independence Mall       Wilmington, NC       85.0%
Plaza Camino Real       Carlsbad, CA         40.0%
UTC                     La Jolla, CA         50.0%
Valley Fair             San Jose, CA         50.0%
Vancouver               Vancouver, WA        50.0%
West Valley             Canoga Park, CA      42.5%

    A summary of the condensed combined balance sheets and statements of income for unconsolidated real estate affiliates is as follows:

                                                            DECEMBER 31,
                                                        ---------------------
CONDENSED COMBINED BALANCE SHEETS                         1999        1998
---------------------------------                       ---------   ---------
Investment in real estate:
  Land, building and improvements, at cost............  $ 642,914   $ 490,214
  Less accumulated depreciation and amortization......    (46,264)    (46,908)
  Construction in progress............................     54,589       5,081
                                                        ---------   ---------
Net investment in real estate.........................    651,239     448,387
Other notes payable...................................   (352,250)   (185,674)
Other net assets and liabilities and outside
  interests...........................................   (123,866)   (123,966)
                                                        ---------   ---------
Investments in unconsolidated real estate
  affiliates..........................................  $ 175,123   $ 138,747
                                                        =========   =========

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                 ---------------------------------
CONDENSED COMBINED STATEMENTS OF INCOME            1999        1998        1997
---------------------------------------          ---------   ---------   ---------
Total revenues.................................  $ 75,398    $ 82,620     $75,789
Costs and expenses:
  Operating, general and administrative........    21,225      25,231      22,568
  Interest expense, net........................    18,610      24,025      21,982
  Depreciation and amortization................    12,409      16,867      18,314
                                                 --------    --------     -------
Net income.....................................    23,154      16,497      12,925
Outside interests' share of income.............   (13,895)    (10,548)     (9,038)
                                                 --------    --------     -------
Equity in income of unconsolidated real estate
  affiliates...................................  $  9,259    $  5,949     $ 3,887
                                                 ========    ========     =======

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

5. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES: (CONTINUED) Significant accounting policies used by the unconsolidated real estate affiliates are similar to those used by the Company.

6. LEASES:

DIRECT FINANCING LEASES RECEIVABLE:

    The Company owns certain properties that are leased to The May Department Stores Company under direct financing leases. The leases' initial terms expire in September 2017, and may be renewed for up to 14 additional five-year terms. The May Department Stores Company has the option to purchase each property under these leases at fair market value during the last 16 months of the initial term or any of the renewal option terms.

    The direct financing lease receivables are as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Minimum lease payments receivable.......................  $139,870   $147,750
Less unearned income....................................   (58,943)   (64,536)
                                                          --------   --------
  Direct financing leases receivable....................  $ 80,927   $ 83,214
                                                          ========   ========

    Excluding options to extend, the future minimum rentals to be received by the Company on the direct financing leases as of December 31, 1999, are as follows:

2000........................................................  $  7,880
2001........................................................     7,880
2002........................................................     7,880
2003........................................................     7,880
2004........................................................     7,880
Thereafter..................................................   100,470
                                                              --------
                                                              $139,870
                                                              ========

PROPERTY RENTAL:

    Substantially all of the property owned by the Company is leased to third-party retailers under operating leases as of December 31, 1999. Lease terms vary between retailers and some leases include percentage rental payments based on sales volume.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

6. LEASES: (CONTINUED)
    Future minimum rental revenues under noncancelable operating leases as of December 31, 1999, are as follows:

2000........................................................  $  287,372
2001........................................................     270,617
2002........................................................     250,461
2003........................................................     226,392
2004........................................................     191,817
Thereafter..................................................     706,962
                                                              ----------
                                                              $1,933,621
                                                              ==========

    These amounts do not include percentage rentals which may become receivable under certain leases on the basis of retailer sales in excess of stipulated minimums.

GROUND LEASES:

    The Company leases the land underlying portions of several of its Centers. Future minimum annual ground lease payments for ground leases in effect as of December 31, 1999 are as follows:

2000........................................................  $ 1,383
2001........................................................    1,388
2002........................................................    1,399
2003........................................................    1,399
2004........................................................    1,393
Thereafter..................................................   41,240
                                                              -------
                                                              $48,202
                                                              =======

    These amounts do not include participation rentals which may become payable under certain ground leases on the basis of gross rental receipts in excess of a stipulated minimum.

7. DEFERRED EXPENSES AND OTHER ASSETS:

    Deferred expenses and other assets are summarized as follows:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Lease costs, net of accumulated amortization of $11,413
  and $10,867 in 1999 and 1998, respectively..............  $20,381    $16,178
Loan costs, net of accumulated amortization of $8,199 and
  $4,070 in 1999 and 1998, respectively...................   16,560     11,286
Prepaid and other assets..................................    4,498      6,500
                                                            -------    -------
                                                            $41,439    $33,964
                                                            =======    =======

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

8. NOTES PAYABLE:

    A summary of notes payable is as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Secured line of credit with a group of banks with a maximum
  commitment
  of $450,000, interest only payable monthly at LIBOR +
  1.30% (7.43%
  effective rate at December 31, 1999), due in 2002 with an
  option
  to extend.................................................  $  150,766   $       --
Unsecured subordinated notes to Australian investors,
  interest payable semi-annually at LIBOR + 2.32% (8.38%
  effective rate at December 31, 1999), due in equal
  installments in 2001, 2002 and 2003.......................     301,088      301,088
Collateralized note payable, interest only payable monthly
  at LIBOR + 0.53% (6.16% effective rate at December 31,
  1999) due in 2001.........................................     754,100      746,100
Senior collateralized non-recourse notes, interest at 6.39%,
  principal and interest payable quarterly, due in 2004.....      14,001       16,782
Senior collateralized non-recourse notes bearing interest at
  7.33%, interest only payable quarterly until 2004,
  principal and interest payable quarterly thereafter, due
  in 2014...................................................      55,167       55,167
Collateralized non-recourse note payable to an insurance
  company, interest at an effective rate of 7.15%, principal
  and interest payable monthly, due in 2000.................     131,694      136,456
Collateralized commercial mortgage notes due in 2004,
  interest only payable monthly at 6.78%....................      75,000       75,000
Collateralized non-recourse note payable to an insurance
  company, effective interest at 7.00%, principal and
  interest payable monthly, due in 2018.....................      18,556       19,026
Collateralized non-recourse note payable to an insurance
  company, effective interest at 7.00%, principal and
  interest payable monthly, due in 2006.....................      22,532       23,043
Collateralized non-recourse note payable to an insurance
  company, effective interest at 7.00%, principal and
  interest payable monthly, due in 2022.....................      72,399       73,745
Collateralized non-recourse note payable to an insurance
  company, effective interest at 7.00%, principal and
  interest payable monthly, due in 2002.....................      59,518       61,603
Collateralized non-recourse note payable to an insurance
  company, effective interest at 7.77%, principal and
  interest payable monthly, due in 2002.....................      43,714           --
Collateralized non-recourse notes payable to an insurance
  company, effective interest at 7.00%, principal and
  interest payable monthly, due in 2004.....................      61,518       63,488
Collateralized non-recourse notes payable to insurance
  companies, interest at 7.72%, principal and interest
  payable monthly, due in 2010..............................     158,773           --
Collateralized commercial mortgage notes due in 2009,
  effective interest at 8.29%. Principal and interest
  payable monthly...........................................     377,000           --
Collateralized term loan, interest only payable monthly at
  LIBOR + 1.50% (7.62% effective rate at December 31, 1999),
  due in 2001...............................................      64,000           --

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

8. NOTES PAYABLE: (CONTINUED)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Collateralized construction loan with a maximum commitment
  of $37,500, interest only payable monthly at LIBOR + 1.75%
  (7.80% effective rate at December 31, 1999), due in
  2001......................................................  $   32,311   $       --
Unsecured revolving credit facility with a group of banks
  with a maximum commitment of $600,000, interest only at
  LIBOR + 1.00%. This note was repaid and retired in
  December 1999.............................................          --      490,000
Unsecured bridge facility with a group of banks, interest
  only at LIBOR + 1.75%. This note was repaid and retired in
  June 1999.................................................          --      100,000
Secured bridge facility with a group of banks, interest only at LIBOR + 1.75%. This note was repaid and retired in June
  1999......................................................          --       95,000
Secured bridge facility with a group of banks, interest only at LIBOR + 1.50%. This note was repaid and retired in
  January 1999..............................................          --       44,000
Collateralized non-recourse note payable to an insurance
  company, effective interest at 7.20%, principal and
  interest payable monthly, due in 2006. This note is
  included in investments in unconsolidated real estate
  affiliates upon the conveyance of 50% joint venture
  interests in UTC to J.P. Morgan (see Notes 4 and 11)......          --       81,041
Collateralized non-recourse notes to an insurance company,
  interest only at 6.51%. This note was repaid and retired
  in September 1999.........................................          --      167,000
Collateralized non-recourse note payable to a bank, interest only at LIBOR + 2.00%. This note was repaid and retired in
  May 1999..................................................          --       92,476
                                                              ----------   ----------
                                                              $2,392,137   $2,641,015
                                                              ==========   ==========

    In December 1999, the Company obtained a secured line of credit from a group of banks with total availability of $450,000 of which $299,234 was undrawn at December 31, 1999. Also in December 1999, the Company closed a $377,000 mortgage financing secured by certain properties owned by the Company. The proceeds from these loans were used to retire the Company's unsecured corporate credit facility and to provide working capital.

    In September 1999, the Company refinanced secured debt totaling $167,000 with a new ten-year $159,000 commercial loan secured by Montgomery Mall. The proceeds were used to retire first mortgages on South County and West County.

    In May 1999, the Company obtained a secured loan totaling $101,500 of which $64,000 was used to pay down the Company's unsecured corporate credit facility and $37,500 was made available to fund the redevelopment at Meriden. At December 31, 1999, there was $5,189 available under the construction financing.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

8. NOTES PAYABLE: (CONTINUED)

    In June 1998, the Company issued $301,088 of unsecured subordinated notes ("Capital Notes") to Australian investors, repayable in three equal installments due in June 2001, 2002 and 2003. The Capital Notes, which are listed on the Australian Stock Exchange, are denominated in Australian dollars. In conjunction with the issuance of the Capital Notes, the Company entered into interest rate swap and foreign currency hedge agreements which effectively fixed the interest and principal payments due to holders of the Capital Notes in U.S. dollars and fixed the interest rate at 8.38%. The unrealized gain on the interest rate swap and foreign currency hedge agreements was approximately $5,403 at December 31, 1999 as compared to an unrealized loss of $12,551 at December 31, 1998. The Capital Notes have not been, and will not be, registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

    At December 31, 1998, notes payable include mortgages assumed in conjunction with the acquisition of the Hahn Centers totaling $352,819. The fixed rate mortgages assumed were recorded at their estimated fair value at the time of their assumption.

    The mortgage debt secured by North County Fair also requires the Company to pay contingent interest equal to 30% of the excess of gross rental receipts over a stipulated minimum. During the years ended December 31, 1999, 1998 and 1997, contingent interest totaled $1,283, $668 and $587, respectively.

    In conjunction with the acquisition of Topanga, the Company assumed a mortgage balance with a fair value of $61,603 at December 31, 1998. The assumed mortgage was recorded at its estimated fair value at the time of its assumption.

    In conjunction with the issuance of collaterized commercial notes ("Notes") in 1997 totaling $75,000, the Company entered into an interest rate cap agreement and interest rate floor agreement which effectively fixed the floating rate on the Notes at 6.78%.

    Interest costs capitalized for the years ended December 31, 1999, 1998 and 1997, were $2,315, $1,558 and $1,404, respectively.

    Certain notes payable agreements provide for restrictive covenants relating to the maintenance of specified financial performance ratios such as minimum net worth, debt service coverage ratio, loan to value, ownership percentages and restrictions on future distribution payments. As of December 31, 1999, the Company was in compliance with these covenants.

    The annual maturities of notes payable and the revolving credit facility as of December 31, 1999, are as follows:

2000........................................................  $  145,918
2001........................................................     965,902
2002........................................................     362,263
2003........................................................     114,625
2004........................................................     139,703
Thereafter..................................................     663,726
                                                              ----------
                                                              $2,392,137
                                                              ==========

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

9. INTEREST RATE SWAP CONTRACTS:

    It is the Company's policy to enter into interest rate swap contracts only to the extent necessary to reduce exposure to fluctuations in interest rates. The Company does not enter into interest rate swap contracts for speculative purposes. Interest rate swaps are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by any of the counterparties.

    The Company has also entered into deferred interest rate exchange agreements to manage future interest rates. The agreements consist of swaps and involve the future receipt, corresponding with the expiration of existing fixed rate debt, of a floating rate based on LIBOR and the payment of a fixed rate.

                                                                 RANGE OF           RANGE OF
                                            NOTIONAL AMOUNT    FIXED RATES       MATURITY DATES
                                            ---------------   --------------   -------------------
Current swaps where the Company is a
  receiver of LIBOR.......................     $1,287,000     5.84% to 7.09%   6/30/01 to 12/11/08
Deferred swaps where the Company is a
  receiver of LIBOR.......................     $  610,000     5.99% to 6.26%    4/01/02 to 4/01/08

    The net unrealized gain on the interest rate swap contracts was approximately $48,744 at December 31, 1999.

10. CAPITAL STOCK:

    At December 31, 1999 and 1998, the total number of shares authorized, issued and outstanding were as follows:

                                                     DECEMBER 31, 1999           DECEMBER 31, 1998
                                                 -------------------------   -------------------------
                                                  NUMBER OF     NUMBER OF     NUMBER OF     NUMBER OF
                                                   SHARES        SHARES        SHARES        SHARES
                                                 AUTHORIZED    OUTSTANDING   AUTHORIZED    OUTSTANDING
                                                 -----------   -----------   -----------   -----------
Common stock, $0.01 par value.................   200,000,000   73,346,541    200,000,000   73,337,691
Excess stock, $0.01 par value.................   205,000,000           --    205,000,000           --
Non-voting senior preferred stock, $1.00 par
  value.......................................           200           --            200            2
Preferred stock, $1.00 par value of the
  following designations:
Cumulative redeemable preferred stock:
  Series A....................................       940,000      940,000        940,000      940,000
  Series B....................................       400,000      270,000        400,000      270,000
Cumulative convertible redeemable preferred
  stock:
  Series C....................................       416,667      416,667        416,667      416,667
  Series C-1..................................       138,889      138,889        138,889      138,889
  Series C-2..................................       138,889      138,889        138,889      138,889
  Series D....................................       694,445      694,445        694,445      694,445
  Series D-1..................................       138,889      138,889        138,889      138,889
  Series E....................................       477,778      477,778             --           --
Non-Designated................................     1,654,443           --      2,132,221           --

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

10. CAPITAL STOCK: (CONTINUED)
    Each director who is not an officer of the Company or an employee of WHL is entitled to annual compensation equal to $20 in cash and $20 in common stock. The number of shares issued is based on the share price of the Company's common stock on the anniversary of the director's appointment. In 1999, the Company issued 8,850 shares of common stock to directors.

SENIOR PREFERRED STOCK:

    Prior to redemption, holders of the Company's non-voting senior preferred stock were entitled to receive, when declared, cash dividends at an annual rate of $35 per share, payable quarterly. In February, 1999, the Company redeemed the senior preferred stock at $550 per share, plus unpaid accrued dividends totaling $16 per share.

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

    Concurrently with the issuance of the Series A preferred stock in 1996 and the Series B preferred stock in 1997, the Company issued warrants (the "1996 Warrants" and "1997 Warrants," respectively) to Westfield America Trust ("WAT"), an Australian public company and an affiliate of the Company to purchase the Company's common stock. The 1996 Warrants, which expire in July 2016, entitle WAT to purchase 6,246,096 shares of the Company's common stock at an exercise price of $16.01 per share. The 1997 Warrants, which expire in May 2017, entitle WAT to purchase 2,089,550 shares of the Company's common stock at an exercise price of $15.00 per share. The holder of the Series A and B preferred stock also holds WAT Series A and B special options which entitle such holder to exchange each share of Series A and B preferred stock for WAT ownership units. Upon receipt of the Series A and B preferred stock, WAT can, with the Company's consent at such time, surrender the Series A and B preferred stock as consideration for the exercise of the 1996 and 1997 Warrants.

SERIES C AND D PREFERRED STOCK:

    The Series C, C-1, C-2, D and D-1 cumulative convertible redeemable preferred stock (collectively the "Series C and D Preferred Stock") are separate designations of preferred stock with similar terms. Holders of the Series C and D Preferred Stock are entitled to receive, when declared, cumulative cash dividends equal to the greater of $15.30 per annum per share or an amount equal to 10.0 times the dollar amount per share declared on the Company's common stock during the period. At any time, holders of the Company's Series C and D Preferred Stock have the right to convert all, or any portion, of their shares into 10 shares of common stock for each share of Series C and D Preferred Stock. The Company has the option to redeem the Series C and D Preferred Stock anytime on or after August 2008, at a redemption price of $180 per share, which is equal to the liquidation preference. The original holders of the Company's Series C and D Preferred Stock have the right to require the Company to redeem the Series C and D Preferred Stock if 1) the Company ceases to qualify as a REIT for federal tax purposes, 2) there is a change in control, as

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

10. CAPITAL STOCK: (CONTINUED)
defined, or 3) after August 2008, the market price of the Company's common stock is less than $18.00 per share.

SERIES E PREFERRED STOCK:

    In August 1999, the Company issued 477,778 shares of Series E cumulative convertible preferred stock (the "Series E Preferred Stock") to WAT for $86,000 under terms similar to the Series C and D Preferred Stock. The holder of the Series E Preferred Stock has substantially the same dividend, liquidation, and voting rights as the holders of Series C and D Preferred Stock. In addition, the holder of the Series E Preferred Stock has the same redemption rights as the holders of Series C and D Preferred Stock, except that the Company can not redeem, nor can the holder require the Company to redeem, the Series E Preferred Stock until August 2009. The Series E Preferred Stock have the same conversion rights as the Series C and D Preferred Stock except that conversion is subject to approval of the Company's shareholders.

    Holders of preferred stock are entitled to dividends before dividends are distributed to common stockholders. In general, preferred stockholders do not have voting rights. In special circumstances, such as non-payment of preferred stock dividends, some classes of preferred stockholders are granted certain voting rights, such as the right to elect additional directors to the board of directors. Once all dividends in arrears are restored and paid in full, the directors elected by the preferred shareholders will cease to be directors and the number of directors on the board will be reduced accordingly.

COMMON STOCK:

    The holders of the Company's common stock vote together as a class on all matters and are entitled to receive distributions declared after payment of dividends on preferred stock. A distribution was declared on December 17, 1999 to stockholders of record on December 31, 1999 of $37,040, including $0.3625 per common share, for the quarter ended December 31, 1999 and was paid on January 31, 2000. The Company declared distributions of $1.45, $1.42 and $1.59 per common share for the years ended December 31, 1999, 1998, and 1997, respectively.

    In May 1998, the Company entered into a stock subscription agreement ("1998 Subscription Agreement") with WAT. Under the 1998 Subscription Agreement, the Company has the right to sell, and WAT has the obligation to purchase, up to A$465,000 (approximately US$303,878 at December 31, 1999) of the Company's common stock in three equal installments at a 5% discount to the then prevailing market price of the Company's common stock at June 2001, 2002 and 2003. In lieu of issuing common stock at each installment date, the Company has the option to pay the 5% discount in cash or common stock.

OPERATING PARTNERSHIP UNITS:

    Under certain circumstances investors in the Operating Partnership may exchange their Investor Unit Rights for cash or, at the discretion of the Company, shares of the Company's common stock. Holders of Investor Unit Rights are entitled to receive from the Operating Partnership, when declared, distributions per Investor Unit Right equal to the distribution per share paid to holders of the Company's common stock. At December 31, 1999 and 1998, there were Investor Unit Rights outstanding of 2,164,235 and 978,328, respectively.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

10. CAPITAL STOCK: (CONTINUED)
    In 1998 and 1999, the Company acquired partnership interests in Independence Mall. The acquisition price consisted of cash and partnership units in affiliated partnerships. Under certain circumstances, the holders of these partnership units may exchange their units for cash or, at the discretion of the Company, Investor Unit Rights. At December 31, 1999 and 1998, there were 911,185 and 788,328 partnership units outstanding, respectively.

EARNINGS PER SHARE

    The following is a summary of the elements used in calculating basic and diluted earnings per share ("EPS"):

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Net income for basic EPS..............................  $    54,299   $   106,188   $    46,865
Add: net income allocable to Investor Unit Rights.....          300            --           N/A
Less: preferred stock dividends.......................      (37,260)      (17,619)      (11,428)
                                                        -----------   -----------   -----------
Net income for diluted EPS............................  $    17,339   $    88,569   $    35,437
                                                        ===========   ===========   ===========
Weighted average common shares outstanding
  (denominator for basic EPS).........................   73,342,852    73,334,315    65,504,877
Diluted equivalent common shares:
  1996 and 1997 Warrants..............................           --        71,240        42,824
  1998 Subscription Agreement.........................    1,111,435       495,024           N/A
  Investor Unit Rights................................    2,164,235            --           N/A
                                                        -----------   -----------   -----------
Weighted average common shares and common share
  equivalents outstanding (denominator for diluted
  EPS)................................................   76,618,522    73,900,579    65,547,701
                                                        ===========   ===========   ===========
EPS:
  Basic...............................................  $      0.23   $      1.21   $      0.54
                                                        ===========   ===========   ===========
  Diluted.............................................  $      0.23   $      1.20   $      0.54
                                                        ===========   ===========   ===========

    The Company's preferred shares were not included in the earnings per share calculation as their effect is antidilutive.

11. NON CASH INVESTING AND FINANCING INFORMATION:

    During the year ended December 31, 1999, the Company recorded a decrease in minority interest totaling $5,213 as a result of the acquisition of a 32% interest in Wheaton for Investor Unit Rights in January 1999.

    Prior to the formation of a Joint Venture with J.P. Morgan in June 1999, UTC was included in the Company's consolidated accounts. After the Company conveyed a 50% interest in UTC to J.P. Morgan in conjunction with the Joint Venture transaction, the Company began accounting for UTC under the equity

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

11. NON CASH INVESTING AND FINANCING INFORMATION: (CONTINUED) method. The Company's 50% interest in the fixed assets and liabilities of UTC in June 1999 were as follows:

Land........................................................  $  9,540
Building and improvements...................................   177,925
Less accumulated depreciation...............................    (4,180)
                                                              --------
  Net investment in real estate.............................   183,285
Note payable................................................   (80,269)
                                                              --------
Net investment in UTC.......................................   103,016
Cash proceeds from J.P. Morgan..............................   (50,865)
                                                              --------
Non-cash addition to investments in unconsolidated real
  estate affiliates.........................................  $ 52,151
                                                              ========

    Topanga was accounted for under the equity method until November 1998, when the Company acquired the remaining 58% interest that it did not already own. Topanga is now consolidated with the Company. The Company's 42% interest in the condensed assets and liabilities of Topanga in November 1998, were as follows:

Net investment in real estate...............................  $ 37,944
Cash and cash equivalents...................................       913
Accounts and notes receivable...............................       583
Deferred expense and other assets, net......................       995
Note payable................................................   (23,842)
Accounts payable and accrued liabilities....................      (723)
                                                              --------
The Company's investment in Topanga.........................  $ 15,870
                                                              ========

North County Fair ("NCF") was accounted for under the equity method until October 1998, when the Company acquired the remaining 55% interest that it did not already own. NCF is now consolidated with the Company. The Company's 45% interest in the condensed assets and liabilities of NCF in October 1998, were as follows:

Net investment in real estate...............................  $ 25,261
Cash and cash equivalents...................................     1,007
Accounts and notes receivable...............................     1,167
Deferred expense and other assets, net......................       582
Note payable................................................   (22,191)
Accounts payable and accrued liabilities....................      (939)
                                                              --------
The Company's investment in NCF.............................  $  4,887
                                                              ========

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

11. NON CASH INVESTING AND FINANCING INFORMATION: (CONTINUED)

    Meriden was accounted for under the equity method until September 1997 when the Company acquired the remaining 50% interest that it did not already own. Meriden is now consolidated with the Company. The Company's 50% interest in the condensed assets and liabilities of Meriden in September 1997, were as follows:

Net investment in real estate...............................  $ 35,373
Cash and cash equivalents...................................       235
Accounts and notes receivable...............................       381
Deferred expense and other assets, net......................       527
Accounts payable............................................      (291)
Note payable................................................   (25,000)
                                                              --------
The Company's investment in Meriden.........................  $ 11,225
                                                              ========

    Annapolis was accounted for under the equity method until June 1997, when the Company acquired the remaining 70% partnership interest that it did not already own. Annapolis is now consolidated with the Company. The Company's 30% interest in the condensed assets and liabilities of Annapolis in June 1997, were as follows:

Net investment in real estate...............................  $38,676
Cash and cash equivalents...................................      184
Accounts receivable.........................................      323
Deferred expense and other assets, net......................      322
Accounts payable............................................      (91)
                                                              -------
The Company's investment in Annapolis.......................  $39,414
                                                              =======

    The Company's purchase of a 68% managing interest in Wheaton, in June 1997, resulted in an increase in minority interest totaling $24,000.

    During 1999, 1998 and 1997, construction in progress totaling $50,301, $36,570, and $94,473, was placed into service, respectively.

12. INCOME TAXES:

    Effective February 12, 1994, the Company elected to be treated as a REIT for income tax purposes. As a REIT, the Company will not incur significant Federal income taxes provided it continues to satisfy the various REIT Code requirements, does not dispose of certain properties and continues to distribute all of its REIT taxable income. On a per share basis, taxable cash distributions representing ordinary income to shareholders for the years ending December 31, 1999, 1998, and 1997 were $1.29, $1.64, and $0.65, respectively (unaudited). The excess of distributions paid (for tax purposes) over the taxable portion of the distribution, if any, represents a non-taxable return of capital to the Company's shareholders.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

13. RELATED PARTIES:

    The Manager entered into an agreement with the Company to manage and lease the properties in the Company's portfolio beginning January 1, 1995. In consideration for providing these management services, the Manager is reimbursed certain recoverable property operating costs including mall related payroll and is entitled to receive gross fees of 5% of minimum and percentage rents received by the Company. Property management fees totaling $10,218, $6,264, and $4,074, net of capitalized leasing fees of $7,164, $4,605, and $2,988 were expensed by the Company for the years ended December 31, 1999, 1998 and 1997, respectively. Included in accounts payable and accrued expenses at December 31, 1999 and 1998, are management fees payable to the Manager totaling $1,461 and $1,299, respectively.

    In addition to the management fees, the Manager was reimbursed for recoverable operating costs including mall related payroll costs totaling $21,351, $17,543, and $14,431 for the years ended December 31, 1999, 1998 and
1997, respectively.

    The Company entered into a Master Development Framework Agreement with the Developer under which the Company granted the Developer the exclusive right to carry out expansion, redevelopment and related works on the Company's wholly owned shopping centers and to endeavor to have the Developer be appointed by the relevant partner to carry out similar activities for jointly owned real estate affiliates. During 1999, 1998 and 1997, the Company reimbursed the Developer $95,093, $51,224, and $46,859, respectively, for expansion, redevelopment and related work.

    In July 1996, the Company engaged the Advisor to provide a variety of asset management and investment services subject to supervision of the Company. The Advisor is entitled to an annual fee equal to 25% of the annual FFO, as defined, in excess of the Advisory FFO Amount ($152,811 at December 31, 1999), but not to exceed 55 basis points of the Net Equity Value (as defined) of the Company's assets. The Advisory FFO amount is increased whenever the Company issues additional equity. The advisory fee, which first became payable in 1998, was $9,788 and $6,140 for the years ended December 31, 1999 and 1998, respectively.

    Included in interest and other income for the year ended December 31, 1999, 1998 and 1997, is interest income earned on the Garden State Plaza Loan totaling $15,950, $14,745 and $8,326, respectively.

14. FINANCIAL INSTRUMENTS:

    The estimated fair value of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    The fair value estimates presented below are based on pertinent information available to management as of December 31, 1999 and 1998. Management is not aware of any factors that would significantly affect

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

14. FINANCIAL INSTRUMENTS: (CONTINUED)
the estimated fair value amount. As of December 31, 1999, future estimates of fair value and the amount that may be paid for or realized in the future may differ significantly from the amounts presented below.

                                                      DECEMBER 31, 1999        DECEMBER 31, 1998
                                                    ----------------------   ----------------------
                                                    CARRYING    ESTIMATED    CARRYING    ESTIMATED
                                                     AMOUNT     FAIR VALUE    AMOUNT     FAIR VALUE
                                                    ---------   ----------   ---------   ----------
Assets:
  Participating loan to an affiliate..............  $ 145,000   $ 145,000    $ 145,000   $ 145,000
  Direct financing leases receivable..............     80,927      70,731       83,214      85,571
  Cash............................................      6,444       6,444       25,272      25,272
  Restricted cash.................................     40,008      40,008       25,820      25,820
  Accounts and notes receivable...................     47,632      47,632       45,325      45,325

Liabilities:
  Notes payable...................................  2,392,137   2,367,465    2,641,015   2,650,376
  Accounts payable and accrued expenses...........    119,680     119,680       82,658      82,658

PARTICIPATING LOAN TO AFFILIATES, CASH, RESTRICTED CASH, ACCOUNTS RECEIVABLE, AND ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

    The carrying amounts of these items are a reasonable estimate of their fair value.

NOTES PAYABLE AND DIRECT FINANCING LEASES RECEIVABLE:

    The fair value of notes payable and direct financing leases receivable are based upon current market rates for financial instruments with similar terms.

15. COMMITMENTS AND CONTINGENCIES:

    The Company is currently involved in several development projects and had outstanding commitments totaling approximately $73,349 at December 31, 1999.

    The Redevelopment Agency of the City of West Covina ("Agency") issued $51,220 of special tax assessment municipal bonds ("Bonds") to finance land acquisition for expansion of the shopping center and additional site improvements. Special taxes levied against the property, together with incremental property tax, incremental sales tax, and park and ride revenues will be used to pay the principal and interest on the Bonds and the administrative expense of the Agency. Principal and interest payments will continue to 2022 in graduating amounts ranging from $2,030 to $5,289. The Company has the contingent obligation to satisfy any shortfall in annual debt service requirements after tenant recoveries.

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

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

15. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    Substantially all of the properties have been subjected to Phase I environmental reviews. Such reviews have not revealed, nor is management aware of, any probable or reasonably possible environmental costs that management believes would be material to the consolidated financial statements.

    The Company currently is neither subject to any other material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

16. QUARTERLY FINANCIAL DATA (UNAUDITED):

    Summarized quarterly data for 1999 and 1998 is as follows:

                                             FIRST      SECOND     THIRD      FOURTH
                                            QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                            --------   --------   --------   --------   --------
1999
Total revenues............................  $125,349   $127,222   $119,951   $131,256   $503,778
Net income................................  $  9,001   $ 12,091   $ 13,556   $ 19,651   $ 54,299

Net income applicable to common shares....  $    376   $  3,466   $  3,997   $  9,200   $ 17,039
Net income allocable to convertible
  partnership units.......................        --         --         --   $    300   $    300
Earnings per common share:
  Basic...................................  $   0.00   $   0.05   $   0.05   $   0.13   $   0.23
  Diluted.................................  $   0.00   $   0.05   $   0.05   $   0.12   $   0.23(1)
Weighted average shares outstanding:
  Basic...................................    73,338     73,342     73,345     73,347     73,343
  Diluted.................................    74,326     74,382     74,413     76,724     76,619

1998
Total revenues............................  $ 69,917   $ 68,679   $ 78,661   $111,208   $328,465
Net income................................  $ 12,551   $ 78,647   $  2,997   $ 11,993   $106,188
Net income (loss) applicable to common
  shares..................................  $  9,828   $ 75,924   $ (2,055)  $  4,872   $ 88,569
Earnings (loss) per common share:
  Basic...................................  $   0.13   $   1.04   $  (0.03)  $   0.07   $   1.21
  Diluted.................................  $   0.13   $   0.97   $  (0.03)  $   0.07   $   1.20(1)
Weighted average shares outstanding:
  Basic...................................    73,330     73,333     73,337     73,338     73,334
  Diluted.................................    73,397     81,192     74,689     74,324     73,901

------------------------

(1) Total earnings per share are calculated based on annual results, which differ from the summation of quarterly earnings per share.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

17. SCHEDULE OF REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1999:

WESTFIELD SHOPPING                 BUILDINGS &      TOTAL        ACCUMULATED                     ACQUISITION DATE/
TOWN                     LAND     IMPROVEMENTS     (2),(4)     DEPRECIATION(2)   ENCUMBRANCES    REDEVELOPMENT DATE
------------------     --------   -------------   ----------   ---------------   -------------   ------------------
Annapolis............  $ 48,359    $  182,551     $  230,910      $ (76,003)      $  144,380         1997/1999
Capital Mall.........        --        57,366         57,366         (1,940)          30,023            1998
Connecticut Post.....     6,356       137,107        143,463        (11,957)              --(1)      1994/1999
Crestwood............    65,640        47,230        112,870         (2,106)          73,682         1998/1999
Downtown Plaza.......        --       151,369        151,369         (4,632)          85,861            1998
Eagle Rock...........     3,624        14,232         17,856         (5,564)          16,840            1994
Eastland.............    16,609        37,525         54,134         (3,850)          41,487         1994/1997
Enfield..............     8,468        34,281         42,749         (9,052)          30,796         1994/1997
Fox Hills............    10,224        72,176         82,400         (2,310)          47,200            1998
Horton Plaza.........       838       210,452        211,290         (6,372)         113,100            1998
Meriden..............    11,375       129,740        141,115        (29,002)          96,311         1997/1999
Mid Rivers...........    10,816        62,837         73,653        (19,385)          56,990         1994/1999
Mission Valley.......     1,774        85,179         86,953        (34,699)          75,000         1994/1997
Mission Valley West..       537        26,440         26,977           (825)              --         1994/1998
Montgomery Mall......    32,420       164,714        197,134        (49,895)         158,773            1994
North County Fair....        --       155,941        155,941        (19,943)          72,399            1998
Northwest Plaza......    28,401        86,997        115,398         (4,657)          85,511            1997
Oakridge.............        --        79,807         79,807         (2,523)          45,400            1998
Palm Desert..........    11,244        70,927         82,171           (765)              --(1)         1999
Parkway Plaza........    17,225       149,593        166,818         (4,932)          83,300            1998
Plaza Bonita.........    22,994        80,457        103,451        (29,013)          75,524            1994
Promenade............     4,583        30,124         34,707         (1,483)              --(1)         1998
Santa Anita..........    11,500       134,579        146,079         (5,419)          61,518            1998
Solano Mall..........     8,998        83,289         92,287         (2,737)          41,088            1998
South County.........    13,259        36,229         49,488        (13,786)              --(1)         1994
South Shore..........    29,071       153,541        182,612        (12,768)          88,432         1994/1997
Topanga Plaza........    13,521       134,095        147,616        (20,235)         103,232            1998
Trumbull.............    16,405       168,157        184,562        (15,790)         131,694            1994
West County..........     6,456        22,648         29,104         (8,995)              --            1994
West Covina..........    18,922        85,548        104,470        (24,286)          83,152            1994
Westland.............     5,162        13,239         18,401         (4,752)              --(1)      1994/1994
West Park............     2,633        25,871         28,504         (9,865)          29,420            1994
Wheaton Plaza........    26,853        66,296         93,149         (5,290)              --(1)         1999
                       --------    ----------     ----------      ---------       ----------
                       $454,267    $2,990,537     $3,444,804      $(444,831)      $1,871,113
                       ========    ==========     ==========      =========       ==========

WESTFIELD SHOPPING
TOWN                   DEPRECIABLE LIFE
------------------     ----------------
Annapolis............         3-20 yrs.
Capital Mall.........           39 yrs.
Connecticut Post.....         3-40 yrs.
Crestwood............            39yrs.
Downtown Plaza.......           39 yrs.
Eagle Rock...........        5-31.5yrs.
Eastland.............          5-30yrs.
Enfield..............        3-31.5yrs.
Fox Hills............           39 yrs.
Horton Plaza.........            39yrs.
Meriden..............         5-30 yrs.
Mid Rivers...........         3-35 yrs.
Mission Valley.......         3-50 yrs.
Mission Valley West..         3-50 yrs.
Montgomery Mall......         5-20 yrs.
North County Fair....           40 yrs.
Northwest Plaza......           40 yrs.
Oakridge.............           39 yrs.
Palm Desert..........           39 yrs.
Parkway Plaza........           39 yrs.
Plaza Bonita.........         3-39 yrs.
Promenade............           39 yrs.
Santa Anita..........            39yrs.
Solano Mall..........           39 yrs.
South County.........         5-40 yrs.
South Shore..........         3-40 yrs.
Topanga Plaza........         3-50 yrs.
Trumbull.............          3-40yrs.
West County..........         3-20 yrs.
West Covina..........          3-20yrs.
Westland.............         3-50 yrs.
West Park............         3-15 yrs.
Wheaton Plaza........         3-39 yrs.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

17. SCHEDULE OF REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1999: (CONTINUED)

(1) Properties securing the Company's secured corporate credit facility, which had an outstanding balance of $150,766 at December 31, 1999.

(2) The following is a reconciliation of the real estate investment and related accumulated depreciation from January 1, 1999 to December 31, 1999.

Real Estate:
  Balance at January 1, 1999................................  $3,643,770
  Cash Additions............................................     421,069
  Dispositions(3)...........................................    (675,770)
  Improvements..............................................      55,735
                                                              ----------
  Balance at December 31, 1999..............................  $3,444,804
                                                              ==========
Accumulated Depreciation:
  Balance at January 1, 1999................................  $ (340,727)
  Depreciation Expense......................................    (108,854)
  Dispositions, net(3)......................................       4,750
                                                              ----------
  Balance at December 31, 1999..............................  $ (444,831)
                                                              ==========

(3) Amount primarily represents deletions in conjunction with the sale of Cerritos and the conveyance of joint venture interests in UTC and Valley Fair as a result of the J.P. Morgan transaction.

(4) The aggregate cost for federal income tax purposes is $2,875,080.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       WESTFIELD AMERICA, INC.
                                                       BY:

                                                                        /s/ PETER S. LOWY
                                                            -----------------------------------------
Date: March 29, 2000                                                      Peter S. Lowy
                                                                    DIRECTOR AND CO-PRESIDENT

                                                                       /s/ RICHARD E. GREEN
                                                            -----------------------------------------
Date: March 29, 2000                                                     Richard E. Green
                                                                           CO-PRESIDENT

                                                                       /s/ MARK A. STEFANEK
                                                            -----------------------------------------
Date: March 29, 2000                                                     Mark A. Stefanek
                                                                     CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                          *
     -------------------------------------------       Director and Chairman of the    March 28, 2000
                    Frank P. Lowy                        Board

                          *
     -------------------------------------------       Director and Co-President       March 28, 2000
                    Peter S. Lowy

                          *
     -------------------------------------------       Director                        March 28, 2000
                    Roy L. Furman

                          *
     -------------------------------------------       Director                        March 28, 2000
                 Frederick G. Hilmer

                          *
     -------------------------------------------       Director                        March 28, 2000
                    David H. Lowy

                          *
     -------------------------------------------       Director                        March 28, 2000
                   Herman Huizinga

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                          *
     -------------------------------------------       Director                        March 28, 2000
                   Bernard Marcus

                          *
     -------------------------------------------       Director                        March 28, 2000
                Larry A. Silverstein

                          *
     -------------------------------------------       Director                        March 28, 2000
               Francis T. Vincent, Jr.

*By:                     /s/ IRV HEPNER
             --------------------------------------
                           Irv Hepner                                                        March 28, 2000
                        ATTORNEY-IN-FACT

                                 EXHIBIT INDEX

3.  The following exhibits are included in this report:

       EXHIBIT
       NUMBER                                   DESCRIPTION*
---------------------   ------------------------------------------------------------
         2.1            Agreement for Purchase and Sale of Partnership Interest and
                          Real Property, dated as of June 4, 1997, between RREEF USA
                          Fund III/Annapolis, Inc. and Westfield America, Inc. of
                          Annapolis (Exhibit 2.1(1)).

         2.2            Asset Purchase Agreement, dated as of April 6, 1994, between
                          TrizecHahn Centers, Inc. ("TrizecHahn"), and The Rouse
                          Company and Westfield America, Inc (the "Company")
                          (Exhibit 10.1 (2)).

         2.3            Amendment No. 1 to Asset Purchase Agreement, dated as of
                          July 31, 1998, between TrizecHahn, and The Rouse Company and the Company (Exhibit 10.2(3)).

         2.4            Amendment No. 2 to Asset Purchase Agreement, dated as of
                          August 31, 1998, between TrizecHahn, and The Rouse Company and the Company (Exhibit 10.3(4)).

         2.5            Amendment No. 3 to Asset Purchase Agreement, dated as of
                          September 23, 1998, between TrizecHahn, and The Rouse
                          Company and the Company (Exhibit 10.4(4)).

         2.6            Amendment No. 4 to Asset Purchase Agreement, dated as of
                          September 25, 1998, between TrizecHahn, and The Rouse
                          Company and the Company (Exhibit 10.5(4)).

         2.7            Amendment No. 5 to Asset Purchase Agreement, dated as of
                          October 7, 1998, between TrizecHahn, and The Rouse Company and the Company (Exhibit 10.6(4)).

         2.8            Amendment No. 6 to Asset Purchase Agreement, dated as of
                          October 22, 1998 between TrizecHahn, and The Rouse Company and the Company (Exhibit 10.7(5)).

         2.9            Amendment No. 7 to Asset Purchase Agreement, dated as of
                          October 30, 1998, between TrizecHahn, and The Rouse
                          Company and the Company (Exhibit 10.8(5)).

         2.10           Amendment No. 8 to Asset Purchase Agreement, dated as of
                          November 17, 1998, between TrizecHahn, and The Rouse
                          Company and the Company (Exhibit 10.9(6)).

         2.11           Amendment No. 9 to Asset Purchase Agreement, dated as of
                          December 3, 1998, between TrizecHahn, and The Rouse
                          Company and the Company (Exhibit 10.8(7)).

         2.12           Amendment No. 10 to Asset Purchase Agreement, dated as of
                          December 9, 1998, between TrizecHahn, and The Rouse
                          Company and the Company (Exhibit 10.9(6)).

         3.1            Restated Articles of Incorporation of the Company (Exhibit
                          3.1(8)).

         3.2            Second Amended and Restated By-Laws of the Company (Exhibit
                          3.2(9)).

         3.3            Amendment No. 1 to the Second Amended and Restated By-Laws
                          of the Company (Exhibit 3.3(9)).

         3.4            Amendment No. 2 to the Second Amended and Restated By-Laws
                          of the Company (Exhibit 3.4(9)).

         3.5            Amendment No. 3 to the Second Amended and Restated By-Laws
                          of the Company (Exhibit 3.5(9)).

        10.1            Pledge and Security Agreement, together with the Promissory
                          Note attached thereto, dated as of May 21, 1997, among
                          Westland Realty, Inc., Westfield Partners, Inc., Westland
                          Management, Inc. and the Company (Exhibit 10.1(10)).

        10.2            WHL Option Deed, dated May 21, 1997, between Westfield
                          Holdings Limited and the Company (Exhibit 10.2(10)).

       EXHIBIT
       NUMBER                                   DESCRIPTION*
---------------------   ------------------------------------------------------------
        10.3            Warrant of the Company, dated July 1, 1996
                          (Exhibit 10.4(11)).

        10.4            Common Stock Purchase Warrant of the Company, dated May 1997
                          (Exhibit 10.4(10)).

        10.5            Special Option Deed, dated May 14, 1996 among Westfield
                          America Management Limited ("WAM"), the Perpetual Trustee
                          company Limited (the "WAT Trustee") and the Company
                          (Exhibit 10.6(11)).

        10.6            Deed of Variation, dated June 24, 1996, among WAM, the WAT
                          Trustee and the Company (Exhibit 10.7(11)).

        10.7            Special Option Deed, dated May 21, 1997, among WAM, the WAT
                          Trustee and Stitching Pensionfunds ABP ("ABP")
                          (Exhibit 10.7(10)).

        10.8            Advisory Agreement dated July 1, 1996, between the Company and Westfield U.S. Advisory, L.P. (the "Advisor")
                          (Exhibit 10.9(11)).

        10.9            First Amendment to Advisory Agreement, dated May 21, 1997, between the Company and the Advisor (Exhibit 10.9(10)).

        10.10           Master Development Framework Agreement, dated July 1, 1996, between the Company and Westfield Corporation, Inc. (the
                          "Developer" or "WCI") (Exhibit 10.11(11)).

        10.11           First Amendment to Master Development Framework Agreement,
                          dated May 1997 between the Company and the Developer
                          (Exhibit 10.11(10)).

        10.12           Property Management Letter Agreement, dated July 1, 1996,
                          between the Company and CenterMark Management Company
                          ("CMC") (Exhibit 10.13(11)).

        10.13           First Amendment to Property Management Letter Agreement
                          dated May 21, 1997, between the Company and CMC
                          (Exhibit 10.13(10)).

        10.14           Management Agreements, dated December 16, 1997 between
                          Northwest Plaza LLC and Westfield Management Company
                          ("WMC") (including a schedule of substantially identical agreements) (Exhibit 10.14(10)).

        10.15           Amended and Restated Assignments of Management Agreements,
                          dated May 21, 1997, between the Company and CMC
                          (Exhibit 10.15(10)).

        10.16           Amended and Restated Subcontract of Management Rights, dated
                          May 21, 1997, between the Company and CMC
                          (Exhibit 10.16(10)).

        10.17           Garden State Plaza Option Agreement, dated July 1, 1996,
                          between the Company and Westfield Capital Corporation
                          Finance Pty Limited (Exhibit 10.21(11)).

        10.18           First Amendment to Garden State Plaza Option Agreement,
                          dated as of May 21, 1997 between the Company and Westfield
                          Capital Corporation Finance Pty Limited
                          (Exhibit 10.18(10)).

        10.19           Trade Name License Agreement, dated July 1, 1996, between
                          the Company and WCI (Exhibit 10.23(11)).

        10.20           First Amendment to Trade Name License Agreement, dated as of
                          May 21, 1997, between WCI. and the Company
                          (Exhibit 10.20(10)).

        10.21           Registration Rights Agreement, dated May 21, 1997, between the Company and WHL (Exhibit 10.21(10)).

        10.22           Investors Agreement dated May 21, 1997, among the Company,
                          WHL, the WAT Trustee and WAM, WCI and WAI
                          (Exhibit 10.22(10)).

       EXHIBIT
       NUMBER                                   DESCRIPTION*
---------------------   ------------------------------------------------------------
        10.23           Non-Competition Agreement, dated as of May 21, 1997, among the Company, Frank P. Lowy, David H. Lowy, Peter S. Lowy
                          and Steven M. Lowy (Exhibit 10.23(10)).

        10.24           Subscription Agreement, dated as of May 21, 1997, among WAM, the WAT Trustee, ABP, and the Company
                          (Exhibit 10.24(10)).

        10.25           Side Letter dated as of May 21, 1997, by WHL
                          (Exhibit 10.25(10)).

        10.26           Credit Agreement, dated as of May 30, 1997, among the
                          Company, Commonwealth Bank of Australia, Australia and New
                          Zealand Banking Group Limited, Union Bank of Switzerland
                          and National Australia Bank Limited (Exhibit 10.1(12)).

        10.27           Credit Agreement Amendment, dated as of January 15, 1998,
                          among Westfield America, Inc., Commonwealth Bank of
                          Australia and Australia and New Zealand Banking Group
                          Limited, and Union Bank of Switzerland, New York Branch, and National Australia Bank Limited, New York Branch
                          (Exhibit 10.1(13)).

        10.28           Secured Revolving Credit Agreement, dated as of December 15,
                          1999, among the Westfield America Limited Partnership (the
                          "Operating Partnership"), National Australia Bank Limited,
                          New York Branch, Commonwealth Bank of Australia, Australia
                          and New Zealand Banking Group Limited and UBS,AG.

        10.29           Deed of Trust, Assignment of Leases and Rent and Security
                          Agreement with Fixture Filing, dated as of December 15,
                          1999, from Promenade LLC to Chicago Title Company for the
                          benefit of National Australia Bank Limited, New York
                          Branch, Commonwealth Bank of Australia, Australia and New
                          Zealand Banking Group Limited and UBS, AG.

        10.30           Unsecured Indemnity Agreement, dated as of December 15,
                          1999, by the Operating Partnership, the Company and
                          Promenade LLC in favor of National Australia Bank Limited,
                          New York Branch, Commonwealth Bank of Australia, Australia
                          and New Zealand Banking Group Limited and UBS, AG.

        10.31           Loan Agreement, dated as of December 9, 1999 between
                          Downtown Plaza LLC, Eastland Shopping Center LLC, Westland
                          South Shore Mall L.P. and UBS Principal Finance LLC.

        10.32           Loan Agreement, dated as of December 9, 1999, between
                          Annapolis Shoppingtown LLC, Annapolis Mall Limited
                          Partnership Annapolis Land LLC and UBS Principal Finance
                          LLC.

        10.33           Loan Agreement, dated as of December 9, 1999, between Eagle
                          Rock Plaza LLC and UBS Principal Finance LLC

        10.34           Stock Subscription Agreement, dated as of May 29, 1998,
                          between the Company, the WAT Trustee and WAM
                          (Exhibit 10.28(10)).

        10.35           WAI Subscription Agreement, dated as of June 25, 1998,
                          between Westfield America, Inc., Westfield American
                          Investments Pty Limited and Westfield Holdings Limited.
                          (Exhibit 10.2(2)).

        10.36           WAT Subscription Agreement, dated as of June 25, 1998,
                          between the Company, the WAT Trustee and WAM
                          (Exhibit 10.3(2)).

        10.37           WAT Subscription Agreement, dated as of December 17, 1998, between the Company, the WAT Trustee and WAM (10.1(14)).

        10.38           WAT Subscription Agreement, dated as of July 15, 1999,
                          between the Company, the WAT Trustee and WAM (10.2(14)).

        10.39           Consolidated WEA Capital Note Trust Deed Incorporating the
                          Deed of Variation No 1, dated June 11, 1998, between the
                          Company and the WAT Trustee (Exhibit 10.4(2)).

       EXHIBIT
       NUMBER                                   DESCRIPTION*
---------------------   ------------------------------------------------------------
        10.40           Loan Agreement between Fox Hills Mall LLC, Horton Plaza LLC,
                          Oakridge Mall LLC, Parkway Plaza LLC and The Capital
                          Company of America LLC, dated as of October 30, 1998
                          (Exhibit 10.1(7)).

        10.41           Assumption and Amendment Agreement by Northwest Plaza LLC,
                          WEA Crestwood Plaza LLC, Enfield Square LLC, Plaza Bonita
                          LLC, Plaza West Covina LLC, Mid Rivers Mall LLC, West Park
                          Partners, L.P., Capital Mall Company, Fox Hills Mall LLC,
                          Horton Plaza LLC, Oakridge Mall LLC, Parkway Plaza LLC and
                          The Capital Company of America LLC, dated as of December
                          9, 1998 (Exhibit 10.2(7)).

        10.42           Second Amendment of Loan Agreement, dated as of February 25,
                          1999, between Northwest Plaza LLC, WEA Crestwood Plaza
                          LLC, Enfield Square LLC, Bonita LLC, Plaza West Covina
                          LLC, Mid Rivers Mall LLC, West Park Partners, L.P.,
                          Capital Mall Company LLC, Fox Hills Mall LLC, Horton Plaza
                          LLC, Parkway Plaza LLC, Oakridge Mall LLC and the Capital
                          Company of America LLC (10.3(14)).

        10.43           The First Amended and Restated Agreement of Limited
                          Partnership of Westfield America Limited Partnership, dated as of August 3, 1998 (the "OP Agreement")
                          (Exhibit 10.3(10)).

        10.44           First Amendment to the OP Agreement, dated as of August 12,
                          1998 (Exhibit 10.4(10)).

        10.45           Second Amendment to the OP Agreement, dated as of December
                          8, 1998 (Exhibit 10.5(10)).

        10.46           Third Amendment to the OP Agreement, dated as of December
                          24, 1998 (Exhibit 10.6(10)).

        10.47           Fourth Amendment to the OP Agreement, dated as of December
                          29, 1998 (Exhibit 10.7(10)).

        10.48           Fifth Amendment to the OP Agreement (Exhibit 99.1(15)).

        10.49           Management Agreement between May Centers, Inc. ("MCI") and
                          Mission Valley Partnership, dated April 8, 1986
                          (Exhibit 10.39(10)).

        10.50           First Amendment to Management Agreement between Center Mark
                          Properties ("CMP") and Mission Valley Partnership, dated
                          February 1, 1994 (Exhibit 10.40(10)).

        10.51           Property Management Agreement between Hahn Property
                          Management Corporation and Anita Associates, dated January
                          1, 1989 (Exhibit 10.41(10)).

        10.52           First Amendment to Property Management Agreement between
                          Hahn Property Management Corporation and Anita Associates,
                          dated July 1, 1993 (Exhibit 10.42(10)).

        10.53           Management Agreement between CMP and Plaza Camino Real,
                          dated February 11, 1994 (Exhibit 10.43(10)).

        10.54           Management Agreement between MCI and Topanga Plaza
                          Partnership, dated December 31, 1985 (Exhibit 10.44(10)).

        10.55           First Amendment to Management Agreement [between MCI and
                          Topanga Plaza Partnership], dated February 1, 1994
                          (Exhibit 10.45(10)).

        10.56           Joint Venture Agreement between MCI and Vancouver
                          Associates, dated September 29, 1975 (Exhibit 10.46(10)).

        10.57           Amendment to Joint Venture Agreement between MCI and
                          Vancouver Associates, dated May 12, 1976
                          (Exhibit 10.47(10)).

        10.58           Second Amendment to Joint Venture Agreement between May
                          Centers of Vancouver, Inc. and Vancouver Associates,
                          September 1, 1990 (Exhibit 10.48(10)).

        10.59           Third Amendment to Joint Venture Agreement between May
                          Centers of Vancouver, Inc. and Vancouver Associates, dated
                          September 1, 1990 (Exhibit 10.49(10)).

       EXHIBIT
       NUMBER                                   DESCRIPTION*
---------------------   ------------------------------------------------------------
        10.60           Fourth Amendment to Joint Venture Agreement between
                          CenterMark Properties of Vancouver, Inc. and Vancouver
                          Associates, dated January 1, 1992 (Exhibit 10.50(10)).

        10.61           Amended and Restated Limited Partnership Agreement of West
                          Valley Partnership, dated December 31, 1985
                          (Exhibit 10.51(10)).

        10.62           Amendment to Amended and Restated Agreement of Limited
                          Partnership of West Valley Partnership, dated November 19,
                          1987 (Exhibit 10.52(10)).

        10.63           Assignment of limited partnership interest in West Valley
                          Partnership, dated August 12, 1988 (Exhibit 10.53(10)).

        10.64           Assignment of limited partnership interest in West Valley
                          Partnership, dated March 10, 1993 (Exhibit 10.54(10)).

        10.65           Assignment and Assumption of Property Management Side Letter
                          Agreement between WEA and Westfield America Limited
                          Partnership, dated November 12, 1997 (Exhibit 10.55(10)).

        11.1            Statements regarding Computation of Per Share Earnings for the year ended December 31, 1999.

        11.2            Statements Regarding Computation of Per Share Earnings for
                          the year Ended December 31, 1998.

        11.3            Statements Regarding Computation of Per Share Earnings for
                          the year Ended December 31, 1997.

        12              Statement regarding Computation of Ratios for the years
                          ended December 31, 1999, 1998, 1997, 1996 and 1995.

        21              List of Subsidiaries of the Company.

        23              Consent of Ernst & Young LLP.

        24              Powers of Attorney.

        27              Financial Data Schedule.

------------------------

 (1) Incorporated by reference to designated exhibit to the Company's current report of Form 8-K filed June 19, 1997.

 (2) Incorporated by reference to designated exhibit to the Company's quarterly report of Form 10-Q for the quarterly period ended June 30, 1998.

 (3) Incorporated by reference to designated exhibit to the Company's current report on Form 8-K filed on August 12, 1998.

 (4) Incorporated by reference to designated exhibit to the Company's current report on Form 8-K/A, filed on October 16, 1998.

 (5) Incorporated by reference to designated exhibit to the Company's current report on Form 8-K, filed on November 13, 1998

 (6) Incorporated by reference to designated exhibit to the Company's current report on Form 8-K, filed on December 2, 1998.

 (7) Incorporated by reference to designated exhibit to the Company's current report on form 8-K, filed on February 17, 1999.

 (8) Incorporated by reference to designated exhibit to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1999, filed on August 16, 1999.

 (9) Incorporated by reference to designated exhibit to the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 1999, filed on May 17, 1999.

 (10) Incorporated by reference to designated exhibit to the Company's annual report on Form 10-K for the year ended December, 1998, filed on March 23, 1999

 (11) Incorporated by reference to designated exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-11, filed on April 24, 1997.

 (12) Incorporated by reference to designated exhibit to the Company's quarterly report of Form 10-Q for the quarterly period ended June 30, 1997.

 (13) Incorporated by reference to designated exhibit to the Company's quarterly report of Form 10-Q for the quarterly period ended March 31, 1998.

 (14) Incorporated by reference to designated exhibit to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1999, filed on November 15, 1999.

 (15) Incorporated by reference to designated exhibit to the Company's registration statement on form S-3, filed on August 24, 1999.

    Documents substantially identical to exhibits 10.29 and 10.30, except as to the grantor and the subject property, have been omitted in reliance on Rule 12b-31 under the Securities Exchange Act of 1934, as amended. Set forth below are the material details in which such documents differ from Exhibits
10.29 and 10.30.

                  GRANTOR                                        SUBJECT PROPERTY
--------------------------------------------       --------------------------------------------
WEA Palm Desert LLC (Mortgage)                     Westfield Shoppingtown Palm Desert
The Connecticut Post Limited Partnership           Westfield Shoppingtown Connecticut Post
  (Mortgage)
South County Center LLC (Mortgage)                 Westfield Shoppingtown South County
Westland Town Center LLC (Mortgage)                Westfield Shoppingtown Westland
Wheaton Plaza Regional Shopping Center LLP         Westfield Shoppingtown Wheaton
  (Mortgage)
Westfield America, Inc. (Unsecured                 Westfield Shoppingtown Palm Desert
  Indemnity)
Westfield America, Inc. (Secured Indemnity)        Westfield Shoppingtown Connecticut Post
Westfield America, Inc. (Secured Indemnity)        Westfield Shoppingtown South County
Westfield America, Inc. (Secured Indemnity)        Westfield Shoppingtown Westland
Westfield America, Inc. (Unsecured                 Westfield Shoppingtown Wheaton
  Indemnity)