Form 10-Q
period 2000-03-31
WESTFIELD AMERICA INC
filed 2000-05-15
CIK 913283

                                     [LOGO]

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       or

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______ to _______

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

           Yes /X/    No /  /


          As of May 15, 2000, 73,346,541 shares of Common Stock, par value $0.01 per share, were outstanding.

===============================================================================

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX

                                                                                                             PAGE
PART I - FINANCIAL INFORMATION

   Item 1: Condensed Consolidated Financial Statements

           Consolidated Balance Sheets as of March 31, 2000 (unaudited) and
              December 31, 1999 ....................................................................            1

           Consolidated Statements of Income (unaudited) for the three months ended
              March 31, 2000 and 1999..............................................................             2

           Consolidated Statements of Cash Flows (unaudited) for the three months ended
              March 31, 2000 and 1999 ..............................................................            3

           Notes to Condensed Consolidated Financial Statements (unaudited) ........................            4

   Item 2: Management's Discussion and Analysis of Financial Condition and Results of
              Operations ...........................................................................           13

   Item 3: Quantitative and Qualitative Disclosures about Market Risk ..............................           23

Part II -  Other Information

   Item 1: Legal Proceedings .......................................................................           24

   Item 2: Changes in Securities and Use of Proceeds................................................           24

   Item 3: Defaults Upon Senior Securities .........................................................           24

   Item 4: Submission of Matters to a Vote of Security Holders .....................................           24

   Item 5: Other Information .......................................................................           24

   Item 6: Exhibits and Reports on Form 8-K ........................................................           24

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       2000              1999
                                                                                  ----------------  ----------------
                                                                                    (UNAUDITED)
                                                      ASSETS

   Land......................................................................     $      454,267    $      454,267
   Buildings, improvements and equipment ....................................          3,004,950         2,990,537
   Less accumulated depreciation ............................................           (471,213)         (444,831)
                                                                                  ----------------  ----------------

     Net property and equipment .............................................          2,988,004         2,999,973

   Construction in progress .................................................             78,417            67,115
   Investments in unconsolidated real estate affiliates .....................            173,363           175,123
   Participating loan to affiliates .........................................            145,000           145,000
   Direct financing leases receivable .......................................             80,331            80,927
                                                                                  ----------------  ----------------

     Net investment in real estate ..........................................          3,465,115         3,468,138
   Cash and cash equivalents ................................................             11,004             6,444
   Restricted cash ..........................................................             43,240            40,008
   Accounts receivable, net of allowance of $8,802 and $7,366 in 2000
     and 1999, respectively .................................................             45,469            47,632
   Deferred expenses and other assets, net ..................................             41,760            41,439
                                                                                  ----------------  ----------------
     Total assets ...........................................................      $   3,606,588      $  3,603,661
                                                                                  ================  ================


                                        LIABILITIES AND SHAREHOLDERS' EQUITY

   Notes payable.............................................................     $    2,406,784     $   2,392,137
   Accounts payable and accrued expenses ....................................            130,157           119,680
   Distribution payable .....................................................             38,448            37,824
                                                                                  ----------------  ----------------

     Total liabilities ......................................................          2,575,389         2,549,641
                                                                                  ----------------  ----------------

   Minority interests .......................................................             32,908            33,180
   Series C, D and E preferred stock ........................................            361,000           361,000
   Common stock .............................................................                733               733
   Series A and B preferred stock ...........................................            121,000           121,000
   Additional paid-in capital ...............................................            515,558           538,107
                                                                                  ----------------  ----------------

     Total shareholders' equity .............................................            637,291           659,840
                                                                                  ----------------  ----------------

     Total liabilities and shareholders' equity .............................     $    3,606,588     $   3,603,661
                                                                                  ================  ================

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                   ----------------------------------
                                                                                        2000               1999
                                                                                   ---------------    ---------------
REVENUES:
   Minimum rents ............................................................        $   83,297         $   84,653
   Tenant recoveries ........................................................            37,519             37,595
   Percentage rents .........................................................             3,845              3,101
                                                                                   ---------------    ---------------
     Total revenues .........................................................           124,661            125,349
                                                                                   ---------------    ---------------

EXPENSES:
   Operating ................................................................            38,999             38,806
   Management fees ..........................................................             2,480              2,478
   Advisory fee .............................................................             2,296              1,627
   General and administrative ...............................................               255                490
   Depreciation and amortization ............................................            26,730             28,741
                                                                                   ---------------    ---------------
     Total expenses .........................................................            70,760             72,142
                                                                                   ---------------    ---------------

OPERATING INCOME ............................................................            53,901             53,207

INTEREST EXPENSE, net .......................................................           (44,853)           (49,144)

OTHER INCOME:
   Equity in income of unconsolidated real estate affiliates ................             2,189              1,794
   Interest and other income ................................................             4,709              4,466
                                                                                   ---------------    ---------------
INCOME BEFORE MINORITY INTEREST..............................................            15,946             10,323
   Minority interests in earnings of consolidated real estate affiliates ....              (822)            (1,322)
                                                                                   ---------------    ---------------
NET INCOME ..................................................................        $   15,124         $    9,001
                                                                                   ===============    ===============
Net income allocable to preferred shares ....................................        $   10,510         $    8,625
Net income allocable to common shares .......................................             4,614                376
                                                                                   ---------------    ---------------
                                                                                     $   15,124         $    9,001
                                                                                   ===============    ===============

EARNINGS PER COMMON SHARE:

   Basic ....................................................................        $     0.06         $     0.00
                                                                                   ===============    ===============
   Diluted ..................................................................        $     0.06         $     0.00
                                                                                   ===============    ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:

   Basic ....................................................................            73,347             73,338
                                                                                   ===============    ===============
   Diluted ..................................................................            76,637             74,326
                                                                                   ===============    ===============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                --------------------------------
                                                                                      2000             1999
                                                                                ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...........................................................         $   15,124         $  9,001

  Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization ......................................            26,730           28,741
     Amortization of deferred loan fees .................................             1,280            1,599
     Equity in income of unconsolidated real estate affiliates ..........            (2,189)          (1,794)
     Minority interests in earnings of consolidated real estate
       affiliates .......................................................               822            1,322
  Changes in assets and liabilities:
     Accounts receivable, net ...........................................             2,187             (221)
     Deferred expenses and other assets .................................            (2,165)          (1,516)
     Accounts payable and accrued expenses ..............................            10,976            9,625
                                                                                ----------------  --------------

  Net cash flows provided by operating activities .......................            52,765           46,757
                                                                                ----------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures and acquisitions ................................          (25,582)          (46,510)
   Cash distributions received from unconsolidated real estate
     affiliates .........................................................            3,616             2,143
   Direct financing leases receivable repayments.........................              596               557
   (Increase) decrease in restricted cash................................           (3,232)            9,402
                                                                                ----------------  --------------

   Net cash flows used in investing activities ..........................          (24,602)          (34,408)
                                                                                ----------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions paid to preferred shareholders.....................          (10,452)           (7,008)
   Cash distributions paid to common shareholders........................          (26,588)          (26,035)
   Cost of stock issuances...............................................              (23)             (308)
   Cash distributions paid to minority interests.........................           (1,187)             (806)
   Proceeds from notes payable...........................................           35,107            88,000
   Principal payments on notes payable...................................          (20,460)          (63,896)
                                                                                ----------------  --------------

   Net cash flows used in financing activities...........................          (23,603)          (10,053)
                                                                                ----------------  --------------

   Net increase in cash and cash equivalents.............................            4,560             2,296

CASH AND CASH EQUIVALENTS, beginning of period...........................            6,444            25,272
                                                                                ----------------  --------------


CASH AND CASH EQUIVALENTS, end of period.................................        $  11,004         $  27,568
                                                                                ----------------  --------------

SUPPLEMENTAL CASH FLOW INFORMATION PROVIDED IN NOTE 7.


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      (UNAUDITED AND IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

1.   ORGANIZATION:

     Westfield America, Inc., a Missouri corporation (the "Company") is primarily in the business of owning, operating, leasing, developing, redeveloping and acquiring super-regional and regional retail shopping centers in major metropolitan areas in the United States. The Company is a publicly traded real estate investment trust ("REIT") with interests in 38 major shopping centers branded nationwide as "Westfield Shoppingtowns." The Company's portfolio of Westfield Shoppingtowns includes clusters of regional and super-regional shopping centers located in eight states in the east coast, midwest and west coast regions of the United States.

     The Company, through its controlling interest in Westfield America Limited Partnership (the "Operating Partnership") and its other subsidiaries and affiliates, owns interests in a portfolio of 23 super-regional shopping centers, 12 regional shopping centers, three power centers (individually, a "Center" and collectively, the "Centers"), 12 separate department store properties which are net leased under financing leases to The May Department Stores Company and certain other real estate investments (collectively, the "Properties").

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

2.   BASIS OF PRESENTATION:

     The accompanying Condensed Consolidated Financial Statements of the Company are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods have been included. The results for the interim period ended March 31, 2000 are not necessarily indicative of the results to be obtained for the full calendar year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the December 31, 1999 audited Consolidated Financial Statements, and Notes thereto, included in the Company's 1999 Annual Report on Form 10-K filed on March 30, 2000.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

      (UNAUDITED AND IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

2.   BASIS OF PRESENTATION: (CONTINUED)

     The Company conducts its business through its Operating Partnership, wholly-owned subsidiaries and affiliates. The Condensed Consolidated Financial Statements include the accounts of the Company and all subsidiaries over which the Company is able to exercise significant control. The Company does not consider itself to be in control when the other partners have important approval rights over major actions. Investments in non-controlled real estate affiliates are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.   INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES:

     As of March 31, 2000, the Company's economic interest in Properties held by unconsolidated real estate affiliates is as follows:


                                                           ECONOMIC
           PROPERTY                  LOCATION              INTEREST
       -----------------          ---------------          --------

       Independence Mall          Wilmington, NC             85.0%
       Plaza Camino Real          Carlsbad, CA               40.0%
       UTC                        La Jolla, CA               50.0%
       Valley Fair                San Jose, CA               50.0%
       Vancouver                  Vancouver, WA              50.0%
       West Valley                Canoga Park, CA            42.5%


     A summary of the condensed combined balance sheets and statements of income for unconsolidated real estate affiliates is as follows:


                                                                             MARCH 31,         DECEMBER 31,
                                                                               2000                1999
                                                                         ------------------  ------------------
CONDENSED COMBINED BALANCE SHEETS                                           (UNAUDITED)

Investment in real estate:
   Land, building and improvements, at cost ..........................    $     642,826      $        642,914
   Less accumulated depreciation and amortization ....................          (50,341)              (46,264)
   Construction in progress ..........................................           58,666                54,589
                                                                         ------------------  ------------------

Net investment in real estate ........................................          651,151               651,239
Notes payable ........................................................         (355,493)             (352,250)
Other net assets and liabilities and outside interests ...............         (122,295)             (123,866)
                                                                         ------------------  ------------------
Investments in unconsolidated real estate affiliates .................    $     173,363       $       175,123
                                                                         ==================  ==================


                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

      (UNAUDITED AND IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)


3.   INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES: (CONTINUED)


                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    -------------------------------
                                                                                         2000            1999
                                                                                    ---------------  --------------
CONDENSED COMBINED STATEMENTS OF INCOME:

Total revenues ................................................................       $   22,218       $   15,784

Costs and expenses:
   Operating, general and administrative.......................................            6,192            5,315
   Interest expense, net ......................................................            6,166            3,321
   Depreciation and amortization ..............................................            4,153            3,751
                                                                                    ---------------  --------------
Net income ....................................................................            5,707            3,397
Outside interests' share of income ............................................           (3,518)          (1,603)
                                                                                    ---------------  --------------
Equity in income of unconsolidated real estate affiliates .....................       $    2,189       $    1,794
                                                                                    ===============  ==============


     Significant accounting policies used by the unconsolidated real estate affiliates are similar to those used by the Company.

4.   NOTES PAYABLE:

     As of March 31, 2000 and December 31, 1999, the Company had consolidated indebtedness as follows:

                                                                                          MARCH 31,       DECEMBER 31,
                                                                                            2000              1999
                                                                                        --------------   ---------------
                                                                                         (UNAUDITED)

  Secured line of credit with a group of banks with a maximum commitment of $450,000, interest only payable monthly at LIBOR +1.30% (7.39%
     effective rate at March 31,
     2000), due in 2002 with an option to extend.......................................  $    169,000     $    150,766
  Unsecured subordinated notes to Australian investors, interest payable semi-annually at LIBOR + 2.32% (8.38% effective rate at March 31, 2000), due in equal
     installments in 2001, 2002 and 2003...............................................       301,088          301,088
  Collateralized note payable, interest only payable monthly at LIBOR + 0.53% (6.18%
     effective rate at March 31, 2000) due in 2001.....................................       754,100          754,100
  Senior collateralized non-recourse notes, interest at 6.39%, principal and interest
     payable quarterly, due in 2004....................................................        13,278           14,001
  Senior collateralized non-recourse notes bearing interest at 7.33%, interest only payable quarterly until 2004, principal and interest payable quarterly
     thereafter, due in 2014...........................................................        55,167           55,167
  Collateralized non-recourse note payable to an insurance company, interest at an
     effective rate of 7.15%, principal and interest payable monthly, due in 2000......       130,446          131,694
  Collateralized commercial mortgage notes due in 2004, interest only payable monthly
     at 6.78%..........................................................................        75,000           75,000


                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

      (UNAUDITED AND IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)


4.   NOTES PAYABLE: (CONTINUED)


                                                                                          MARCH 31,       DECEMBER 31,
                                                                                            2000              1999
                                                                                        --------------   ---------------

  Collateralized non-recourse note payable to an insurance company, effective interest
     at 7.00%, principal and interest payable monthly, due in 2018.....................        18,433           18,556
  Collateralized non-recourse note payable to an insurance company, effective interest
     at 7.00%, principal and interest payable monthly, due in 2006.....................        22,399           22,532
  Collateralized non-recourse note payable to an insurance company, effective interest
     at 7.00%, principal and interest payable monthly, due in 2022.....................        72,065           72,399
  Collateralized non-recourse note payable to an insurance company, effective interest
     at 7.00%, principal and interest payable monthly, due in 2002.....................        58,987           59,518
  Collateralized non-recourse note payable to an insurance company, effective interest
     at 7.77%, principal and interest payable monthly, due in 2002.....................        43,615           43,714
  Collateralized non-recourse notes payable to an insurance company, effective
     interest at 7.00%, principal and interest payable monthly, due in 2004............        61,010           61,518
  Collateralized non-recourse notes payable to insurance companies, interest at
     7.72%, principal and interest payable monthly, due in 2010........................       158,428          158,773
  Collateralized commercial mortgage notes due in 2009, effective interest at 8.31%.
     principal and interest payable monthly............................................       376,350          377,000
  Collateralized term loan, interest only payable monthly at LIBOR + 1.50% (7.82%
     effective rate at March 31, 2000), due in 2001....................................        64,000           64,000
  Collateralized construction loan with a maximum commitment of $37,500, interest only payable monthly at LIBOR +1.75% (8.13% effective rate at March 31, 2000),
     due in 2001.......................................................................        33,418           32,311
                                                                                         ------------     ------------

                                                                                         $  2,406,784     $  2,392,137
                                                                                         ============     ============


     Interest costs capitalized for the three months ended March 31, 2000 and 1999 were $709 and $243, respectively.

     In June 1998, the Company issued $301,088 of unsecured notes ("Capital Notes") to Australian investors. The Capital Notes, which are listed on the Australian Stock Exchange, are denominated in Australian dollars. In conjunction with the issuance of the Capital Notes, the Company entered into a foreign currency hedge agreement effectively fixing the principal and interest payments due to the holders of the Capital Notes in U.S. dollars and fixing the interest rate at 8.38%. The unrealized loss on the foreign currency hedge agreement was approximately $27,283 and $6,037 at March 31, 2000 and 1999, respectively.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

      (UNAUDITED AND IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)


4.   NOTES PAYABLE: (CONTINUED)

     Certain mortgage debt requires the Company to pay contingent interest equal to 30% of the excess of rental receipts (as defined) over a stipulated minimum. During the three months ended March 31, 2000 and 1999, contingent interest totaled $323 and $155, respectively.

     The annual maturities of notes payable and secured line of credit as of March 31, 2000, are as follows:


       2000 ........................      $     141,224
       2001 ........................            967,009
       2002 ........................            380,497
       2003 ........................            114,625
       2004 ........................            139,703
       Thereafter ..................            663,726
                                          ----------------
                                          $   2,406,784
                                          ================


5.   INTEREST RATE SWAP CONTRACTS:

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


                                                                                                       RANGE OF
                                                                                  RANGE OF FIXED       MATURITY
                                                           NOTIONAL AMOUNT            RATES              DATES
                                                          -------------------   -------------------  --------------

Current swaps where the Company is a receiver of
  LIBOR ..............................................         $1,287,000       5.84% to 7.09%       6/30/01 to
                                                                                                     12/11/08

Deferred swaps where the Company is a receiver of
  LIBOR ..............................................           $610,000       5.99% to 6.26%       4/01/02 to
                                                                                                     4/01/08


     The net unrealized gain on interest rate swap contracts was approximately $59,285 at March 31, 2000 as compared to an unrealized loss of $21,420 at March 31, 1999.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

      (UNAUDITED AND IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)


6.   CAPITAL STOCK:

     The holders of the Company's common stock vote together as a class on all matters and are entitled to receive distributions declared after payment of dividends on preferred stock. A distribution was declared on March 22, 2000 to shareholders of record on March 31, 2000 of $37,648, including $0.37 per common share, for the quarter ended March 31, 2000, and was paid on April 28, 2000. This distribution is equal to $1.48 per common share on an annualized basis.

     In May 1998, the Company entered into a stock subscription agreement ("1998 Subscription Agreement") with Westfield America Trust ("WAT"). Under the 1998 Subscription Agreement, the Company has the obligation to sell, and WAT has the obligation to purchase, up to A$465,000 (approximately US$282,301 at March 31, 2000) of the Company's common stock in three equal installments at a 5% discount to the then prevailing market price of the Company's common stock at June 2001, 2002 and 2003. In lieu of issuing common stock at each installment date, the Company has the option to pay the 5% discount in cash or common stock.

     Under certain circumstances, investors in the Operating Partnership may exchange their Investor Unit Rights for cash or, at the discretion of the Company, shares of the Company's common stock. Holders of Investor Unit Rights are entitled to receive from the Operating Partnership, when declared, distributions per Investor Unit Right equal to the distribution per share paid to holders of the Company's common stock. At March 31, 2000 and December 31, 1999 there were 2,164,235 Investor Unit Rights outstanding.

     In 1998 and 1999, the Company acquired partnership interests in Independence Mall. The acquisition price consisted of cash and partnership units in affiliated partnerships. Under certain circumstances, the holders of these partnership units may exchange their units for cash or, at the discretion of the Company, Investor Unit Rights. At March 31, 2000 and December 31, 1999, there were 911,185 of these partnership units outstanding.

     As of March 31, 2000, there were 73,346,541 shares of common stock, par value $0.01 per share, outstanding.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

      (UNAUDITED AND IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)


6.   CAPITAL STOCK: (CONTINUED)

     The following is a summary of the elements used in calculating basic and diluted earnings per share ("EPS"):


                                                                                         FOR THE THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            2000             1999
                                                                                       ---------------  ---------------
Net income for basic EPS..........................................................       $     15,124     $      9,001
Add: net income allocable to Investor Unit Rights.................................                 65               --

Less: preferred stock dividends...................................................            (10,510)          (8,625)
                                                                                       ---------------  ---------------
Net income for diluted EPS........................................................       $      4,679     $        376
                                                                                       ===============  ===============

Weighted average common shares outstanding (denominator for basic EPS)                     73,346,541       73,337,691
Diluted equivalent common shares:
   1996 and 1997 Warrants.........................................................                 --           54,814
   1998 Subscription Agreement....................................................          1,126,457          933,807
   Investor Unit Rights...........................................................          2,164,235               --
                                                                                       ---------------  ---------------
Weighted average common shares and common share
   equivalents outstanding (denominator for diluted EPS)..........................         76,637,233       74,326,312
                                                                                       ===============  ===============

EPS:

   Basic..........................................................................       $       0.06     $       0.00
                                                                                       ===============  ===============
   Diluted........................................................................       $       0.06     $       0.00
                                                                                       ===============  ===============

     The Company's convertible preferred shares were not included in the earnings per share calculation as their effect is antidilutive.

7.   SUPPLEMENTAL CASH FLOW INFORMATION:

     For the three months ended March 31, 2000 and 1999, the Company paid interest totaling $38,573 and $42,225, respectively, net of capitalized interest.

     During the three months ended March 31, 1999, the Company acquired the remaining 32% of Wheaton Plaza that it did not previously own for consideration valued at approximately $38,400 consisting of 1,129,412 Investor Unit Rights and a cash distribution of $19,200 and as a result recorded a decrease in minority interest. Additionally, during the quarter ended March 31, 1999, the Company acquired an additional 15% interest in Independence Mall for consideration valued at approximately $4,400 consisting of $2,200 in cash and 122,857 partnership units which can be converted into an equivalent number of Investor Unit Rights.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

      (UNAUDITED AND IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)


8.   RELATED PARTIES:

     The Manager entered into an agreement with the Company to manage and lease the properties in the Company's portfolio beginning January 1, 1995. In consideration for providing these management services, the Manager is reimbursed certain recoverable property operating costs including mall related payroll, and is entitled to receive gross fees of 5% of minimum and percentage rents received by the Company. Property management fees totaling $2,480 and $2,478, net of capitalized leasing fees of $1,981 and $1,779 were expensed by the Company for the three months ended March 31, 2000 and 1999, respectively. Included in accounts payable and accrued expenses at March 31, 2000 and December 31, 1999 are management fees payable to the Manager totaling $1,518 and $1,461, respectively.

     In addition to the management fees, the Manager was reimbursed for recoverable operating costs, including mall related payroll costs, totaling $6,033 and $5,919 for the three months ended March 31, 2000 and 1999, respectively.

     The Company entered into a Master Development Framework Agreement with the Developer under which the Company granted the Developer the exclusive right to carry out expansion, redevelopment and related works on the Company's wholly-owned shopping centers and to endeavor to have the Developer be appointed by the relevant partner to carry out similar activities for jointly owned real estate affiliates. During the three months ended March 31, 2000 and 1999, the Company reimbursed the Developer $9,905 and $14,800, respectively, for expansion, redevelopment and related work.

     In July 1996, the Company engaged the Advisor to provide a variety of asset management and investment services, subject to supervision of the Company. The Advisor is entitled to an annual fee equal to 25% of the annual Funds from Operations ("FFO") in excess of the Advisory FFO Amount ($152,811 at March 31,
2000), but not to exceed 55 basis points of the Net Equity Value (as defined) of the Company's assets. The Advisory FFO amount increases whenever the Company issues additional equity. The advisory fee was $2,296 and $1,627 for the three months ended March 31, 2000 and 1999, respectively.

     Included in interest and other income for the three months ended March 31, 2000 and 1999 is interest income earned on the Garden State Plaza Loan totaling $3,988, and $3,915, respectively.

9.   COMMITMENTS AND CONTINGENCIES:

     The Company is currently involved in several development projects and had outstanding commitments totaling approximately $105,806 at March 31, 2000.

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

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

      (UNAUDITED AND IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)


9.   COMMITMENTS AND CONTINGENCIES: (CONTINUED)

     Substantially all of the properties have been subjected to Phase I environmental reviews. Such reviews have not revealed, nor is management aware of, any probable or reasonably possible environmental costs that management believes would be material to the condensed consolidated financial statements.

     The Company currently is neither subject to any other material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

10.  NEW ACCOUNTING PRONOUNCEMENT

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which addressed certain revenue recognition policies, including the accounting for percentage rent by a landlord. SAB 101 requires percentage rent to be recognized as revenue only when each tenant's sales exceeds their sales threshold. The Company had previously accrued interim percentage rents as income upon the tenant's sales meeting the threshold or when achievement of the threshold was probable based upon reported and estimated sales. The Company adopted SAB 101 effective January 1, 2000. The impact in the first quarter of 2000 earnings from adopting SAB 101 was immaterial and is not expected to have a material impact on the total percentage rent recognized in each full year.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Westfield America, Inc., a Missouri corporation (the "Company"), is a publicly traded real estate investment trust ("REIT") specializing in enclosed shopping centers. At March 31, 2000, the Company had interests in 38 major shopping centers branded as "Westfield Shoppingtowns". The Company's portfolio of Westfield Shoppingtowns includes clusters of shopping centers in major markets in the east coast, midwest and west coast regions in the United States.

     The Company has been engaged for over 40 years in the business of owning, operating, leasing, developing, redeveloping and acquiring regional and super-regional shopping centers. As of March 31, 2000, the Company's portfolio of 38 shopping centers (the "Centers") consisted of 23 super-regional shopping centers with approximately 25.3 million square feet of space, 12 regional shopping centers with approximately 8.3 million square feet of space, three power centers with approximately 1.4 million square feet of space and seven office buildings adjacent to its Centers with approximately 600,000 square feet of space, representing approximately 71.0%, 23.3%, 4.0%, and 1.7%, respectively, of the Company's 35.6 million square feet of retail and office space generally referred to as gross leasable area ("Total GLA").

     The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the Notes thereto for the three months ended March 31, 2000 and the Consolidated Financial Statements of the Company for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K filed on March 30, 2000.

GENERAL BACKGROUND

     Fluctuations in the Company's results of operations from period to period were primarily affected by the sale of Westfield Shoppingtown Los Cerritos and conveyance of a joint venture interest in Westfield Shoppingtown UTC, both in June of 1999, in addition to the acquisition of Westfield Shoppingtown Palm Desert in August 1999. These transactions are referred to as the "1999 Property Transactions".

     The proceeds obtained from the sale of Los Cerritos and the conveyance of a joint venture interest in UTC were used to paydown the Company's unsecured corporate credit facility in 1999 and to provide liquidity for future redevelopments and strategic acquisitions. Palm Desert was acquired with proceeds obtained from the issuance of Series E Preferred Stock.

     At March 31, 2000 and for the three months then ended, the Condensed Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 32 centers, including Palm Desert, which was acquired in August 1999, the equity in income in six Properties held by unconsolidated real estate affiliates including UTC which became a deconsolidated entity in June 1999, 12 separate department store properties that are net leased to The May Department Stores Company (the "May Company") under finance leases and a $145 million participating loan made to two wholly-owned affiliates of WHL in May of 1997 (the "Garden State Plaza Loan").

     At March 31, 1999 and for the three months then ended, the Condensed Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 33 centers including Los Cerritos which was sold in June 1999 and UTC which was deconsolidated in June 1999, the equity in income of five Properties held by unconsolidated real estate affiliates, 12 separate department store properties that are net leased to the May Company under finance leases and the Garden State Plaza Loan.

     RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 1999

     TOTAL REVENUES decreased $0.7 million to $124.7 million for the three months ended March 31, 2000 as compared to $125.4 million for the same period in 1999. The decrease was due to the sale of Los Cerritos and the conveyance of a joint venture interest in UTC in June 1999, partially offset by the acquisition of Westfield Shoppingtown Palm Desert in August 1999. Excluding the 1999 Property Transactions, total revenues increased $6.1 million or 5.3% due to increased occupancy at Westfield Shoppingtowns Fox Hills, Parkway and Wheaton, higher minimum rents generated by recently completed redevelopments, higher percentage rents throughout the portfolio due primarily to actual 1999 sales in excess of year end estimates and higher recovery revenues due to higher operating expenses.

     TOTAL EXPENSES decreased $1.4 million to $70.8 million for the three months ended March 31, 2000 as compared to $72.2 million for the same period in 1999. The decrease is due primarily to the 1999 Property Transactions previously mentioned. Excluding the 1999 Property Transactions, total expenses increased $2.7 million or 2.5% due to an increase in operating expenses primarily due to property tax reassessments and an increase in the advisory fee.

     INTEREST EXPENSE net of capitalized interest of $0.7 million, decreased $4.3 million to $44.9 million for the three months ended March 31, 2000 as compared to $49.2 million for the same period in 1999, due primarily to the deconsolidation of UTC, the sale of Los Cerritos, and a reduction in debt as a result of proceeds obtained from the sale of Los Cerritos and the conveyance of a joint venture interest in UTC.

     EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES increased $0.4 million to $2.2 million for the three months ended March 31, 2000 due primarily to the deconsolidation of UTC in June 1999.

     NET INCOME increased $6.1 million or 68% to $15.1 million for the three months ended March 31, 2000 as compared to $9.0 million for the same period in 1999 for the reasons discussed above.

FFO FUNDS FROM OPERATIONS

     The Company computes FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of NAREIT in March 1995 which defines FFO as net income (loss) (computed in accordance with accounting principles generally accepted in the United States ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated real estate affiliates. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. In addition, FFO as computed by the Company, may not be comparable to similarly titled figures reported by other REITs. The Company believes that FFO is an effective measure of the Company's operating performance because analysts and investors usually use FFO in analyzing the operating results of real estate companies rather than using earnings per share.

     The following is a summary of the Company's FFO and a reconciliation of net income to FFO for the periods presented (amounts in thousands, except percentages):


                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   ------------------------------
                                                                                       2000             1999
                                                                                   --------------    ------------

Funds from Operations ........................................................     $   45,313        $   41,170
                                                                                   ==============    ============

Increase in Funds from Operations from prior period ..........................           10.1%
                                                                                   ==============
Reconciliation:
  Net income .................................................................     $   15,124        $    9,001
  Income allocable to Investor Unit Rights....................................            402               939
  Depreciation and amortization:
    Deferred financing leases ................................................            596               557
    Consolidated properties ..................................................         26,730            28,741
    Unconsolidated real estate affiliates.....................................          2,741             2,202
    Minority interest portion ................................................           (280)             (270)
                                                                                   --------------    ------------

Funds from Operations ........................................................     $   45,313        $   41,170
                                                                                   ==============    ============


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

     The Company's EBITDA after minority interest plus its pro-rata share of EBITDA of unconsolidated real estate affiliates increased from $91.6 million for the three months ended March 31, 1999 to $93.0 million for the same period in 2000. The growth in EBITDA reflects increased rental rates, increased retailer sales, improved occupancy levels and effective control of operating costs.

     The following is a summary of the Company's EBITDA and a reconciliation of EBITDA to FFO (which has been reconciled to the Company's net income above) for the periods presented (amounts in thousands, except percentages):


                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   ------------------------------
                                                                                        2000            1999
                                                                                   -------------    -------------
EBITDA .......................................................................     $    93,039      $    91,560
                                                                                   =============    =============

Increase in EBITDA from prior period .........................................            1.6%
                                                                                   =============
Reconciliation:
  Funds from Operations ......................................................     $    45,313      $    41,170
  Interest expense:
     Consolidated properties .................................................          44,853           49,144
     Unconsolidated real estate affiliates ...................................           3,315            1,700
     Minority interest portion ...............................................            (442)            (454)
                                                                                   -------------    -------------
EBITDA .......................................................................     $    93,039      $    91,560
                                                                                   =============    =============




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

     The following table summarizes certain quarterly data for 1999 and the first quarter of 2000 for the Company's Centers (amounts in thousands, except percentages):


                                                        1ST              2ND              3RD              4TH
                                                      QUARTER          QUARTER          QUARTER          QUARTER
                                                   ---------------  ---------------  ---------------  ---------------
2000 QUARTERLY DATA:
   Mall Shop sales................................  $   700,778           N/A              N/A              N/A
   Revenues.......................................  $   151,588           N/A              N/A              N/A
   Percentage leased..............................           92%          N/A              N/A              N/A

1999 QUARTERLY DATA:
   Mall Shop sales................................  $   659,438      $   729,237      $   733,418      $ 1,118,513
   Revenues.......................................  $   145,599      $   145,197      $   146,498      $   159,872
   Percentage leased .............................           92%              92%              93%              94%



REPORTED TENANT SALES VOLUME

     Total sales for Mall Shops (retail stores with less than 20,000 square feet of GLA) affect revenue and profitability levels of the Company because they determine the amount of minimum rent the Company can charge, the percentage rent it realizes and the recoverable expenses (common area maintenance, real estate taxes, etc.) the retailers can afford to pay. Mall Shop sales for the Company's Centers for the three months ended March 31, 2000 increased 7.1% on a per square foot basis over the same period in 1999. The Company believes that these sales trends enhance the Company's ability to obtain higher rents from retailers.

     The table below sets forth Mall Shop sales and per square foot percentage increases of those sales over the same period in 1999 for the Company's Centers, in the east coast, the midwest and the west coast regions of the United States (amounts in thousands, except percentages):


                                                        THREE MONTHS ENDED
                                                          MARCH 31, 2000
                                                  --------------------------------
                                                    MALL SHOP       INCREASE PER
                                                      SALES           SQ. FT.
                                                  ---------------  ---------------
 East coast ...................................    $   190,937            3.6%
 Midwest ......................................         83,704            3.0%
 West coast ...................................        426,137            9.6%
                                                  ---------------   --------------

 Total Centers ................................    $   700,778            7.1%
                                                  ===============   ==============


LEASING

     Mall Shop space was 92% leased at March 31, 2000. Leasing percentages are calculated on the basis of signed leases and exclude temporary leasing because such leases are on a short term basis (less than one year) and are subject to termination by the Company upon providing the retailer thirty days notice. The following table sets forth leased status for the Company's Centers in the east coast, the midwest and the west coast regions of the United States.


                                                               MARCH 31,
                                                       -------------------------
                                                          2000          1999
                                                       -----------   -----------
    East coast........................................    95%           94%
    Midwest...........................................    92%           91%
    West coast........................................    91%           93%
      Total centers...................................    92%           92%



MALL SHOP RENTAL RATES

     As leases have expired, the Company has generally sought to rent the available space, either to the existing retailer or a new retailer, at rental rates that are higher than those of the expiring leases. In a period of increasing sales, rents on new leases will tend to rise as retailers' expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason.

     Average Mall Shop base rent was $30.61 per square foot at March 31, 2000. The following table contains certain information regarding base rent per square foot of Mall Shop leases that have been executed or expired since January 1, 2000.

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                  -------------------------
                                                                                      2000          1999
                                                                                  ------------  -----------
Average base rent of Mall Shop leases, at the end of the period.........           $  30.61     $   29.08
Leases expired during the period........................................              28.22         25.52
Leases executed during the period.......................................              31.02         36.83



     As required by GAAP, contractual rent increases are recognized as rental income using the straight-line method over the respective lease terms, which may result in the recognition of income not currently billable under the terms of the lease. The amounts of contractual rent recognized for GAAP purposes in excess of rent billed for the three months ended March 31, 2000 and 1999 were $0.8 million and $1.2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company had $281.0 million undrawn under the secured line of credit which will be used to fund acquisition and redevelopment activities as a revolving working capital facility. Through its hedging activities, the Company has fixed borrowings under the secured line of credit at average rates ranging from 7.26% to 7.59%.

     At March 31, 2000, the Company's balance of cash and cash equivalents was $11.0 million, not including its proportionate share of cash held by unconsolidated real estate affiliates.

     The Company's consolidated indebtedness at March 31, 2000 was $2,406.8 million, of which $2,256.2 million is fixed rate debt and $150.6 million is variable rate debt after considering interest rate protection agreements totaling $1.3 billion. The interest rate on the fixed rate debt ranges from 6.39% to 8.38%. The Company's pro-rata share of debt-to-total market capitalization, based on the common stock share price at March 31, 2000, was 56.7%, excluding the Capital Notes from the numerator. The maturity dates of consolidated indebtedness range from 2000 to 2022. Scheduled principal amortization and balloon payments in connection with maturing mortgage indebtedness are included in Note 4 of the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q.

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

     Capital expenditures and capitalized leasing costs totaled $26.4 million and $20.8 million, for the three months ended March 31, 2000 and 1999, respectively. The following table shows the components of capital expenditures and capitalized leasing costs:


                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                  -------------------------
                                                                                      2000          1999
                                                                                  ------------  -----------
                                                                                      ($ IN MILLIONS)

Renovations and expansions..............................................           $  18.5      $   15.2
Tenant allowances.......................................................               4.7           3.0
Capitalized leasing costs...............................................               2.0           1.8
Other capital expenditures..............................................               1.2           0.8
                                                                                  ------------  -----------

Total...................................................................           $  26.4       $  20.8
                                                                                  ============  ===========


     Capital expenditures were financed by external funding and recovery of costs from retailers where applicable. The Company is currently involved in several development projects and had outstanding commitments totaling approximately $105.8 million as of March 31, 2000, which will be funded through existing mortgage debt, new mortgage debt and the secured line of credit.

     The historical sources of capital used to fund the Company's operating expenses, interest expense, recurring capital expenditures and non-recurring capital expenditures (such as major building renovations and expansions) have been: (i) FFO, (ii) the issuance of secured and unsecured debt and (iii) issuance of equity. The Company anticipates that development projects, expansion projects and potential acquisitions will be funded by external financing sources.

     The Company anticipates that its FFO will provide the necessary funds on a short-term and long term basis for its operating expenses, interest expense on outstanding indebtedness and all distributions to the shareholders in accordance with REIT requirements. Sources of recurring and non-recurring capital expenditures on a short-term and long-term basis, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments on outstanding indebtedness, are expected to be obtained from: (i) additional debt financing, (ii) additional equity and (iii) working capital reserves.

     Although no assurance can be given, the Company believes that it will have access to capital resources sufficient to satisfy the Company's cash requirements and expand and develop its business in accordance with its strategy for growth.

DISTRIBUTIONS

     A distribution was declared on March 22, 2000 to shareholders of record on March 31, 2000 of $37.6 million including $0.37 per common share for the quarter ended March 31, 2000, which is equal to $1.48 per common share on an annualized basis. The Company intends to pay regular quarterly distributions to holders of its preferred and common stock.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     This report includes, and future public filings and oral and written statements by the Company and its management may include, statements (other than the consolidated financial statements and other statements of historical fact) that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible future results of operations, earnings, expenses, cash flows, funds from operations and other capital resources of the Company (including with respect to increased revenues and rental rates, cost savings and operating efficiencies) and market trends set forth under (a) "Management's Discussion and Analysis of Financial Condition and Results of Operations," "-Portfolio Data," "-Liquidity and Capital Resources," and "-Distributions," (b) "Quantitative and Qualitative Disclosure about Market Risk," (c) "Legal Proceedings" and (d) statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "anticipates," "intends," "plans," "estimates," "proposes," "scheduled," or other similar expressions.

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

     The following important factors, and those important factors described elsewhere in this report (including without limitation those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk" and "Legal Proceedings"), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements: (a) risks generally inherent in real estate investment, such as: changes in the national economic climate, the regional economic climate (including the impact of local employers or industry concentrations on the economic climate) or local real estate conditions; perceptions by retailers or shoppers of the safety, convenience and attractiveness of a shopping center; trends in the retail industry; competition for retailers; changes in market rental rates and vacancy rates; the ability to collect rent from retailers; the need to periodically renovate, repair and relet space and the costs thereof; the ability of an owner to provide adequate management and maintenance and insurance; increased operating costs; changes in governmental regulations, zoning or tax laws; environmental or other legal liabilities; and changes in interests rate levels; (b) the ability of the Company to successfully redevelop properties (including the ability to complete the redevelopment, to complete construction within the estimated time frame and budget or to realize anticipated occupancy and rental rates from completed projects), or to achieve anticipated operating results from acquired properties;
(c) competition from other shopping centers and other forms of retailing, including electronic commerce; (d) the impact of the financial condition of anchors and major tenants on the Centers' operations, including the bankruptcy or insolvency of anchors or retailers or the decision of any anchor or major tenant to not renew its lease when it expires; (e) possible conflicts of interest with unrelated third parties in jointly owned properties, as well as the impact of the financial condition of unaffiliated partners; (f) the Company's ability to make scheduled payments of principal or interest on, or to refinance its obligations with respect to its indebtedness and to comply with the covenants and restrictions contained in the instruments governing such indebtedness, which will depend on its future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors beyond its control, including changes in consumer buying patterns, regulatory developments and increased operating costs; (g) the Company's ability to continue to qualify as a REIT for federal income tax purposes and the taxation of the Company as a regular corporation if it were to lose that status; the 100% tax on net income from transactions that constitute prohibited transactions pursuant to the rules relating to REIT's under the Code; possible taxation of the Company with respect to built-in gain on disposition of certain property if such property were disposed of during a ten-year period; and the possibility of a dramatic decrease in cash available for distributions if such taxes become payable;
and (h) possible conflicts of interest due to the controlling ownership interest of affiliates.

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

     The following is a summary of fixed rate debt, average fixed interest rate and average remaining term to maturity for the Company's pro rata share of fixed rate debt and variable rate debt that has been fixed through the use of interest rate swap contracts:


                                                                                      MARCH 31,      DECEMBER 31,
                                                                                        2000             1999
                                                                                   ----------------  --------------
                                                                                            ($ IN THOUSANDS)

         Principal amount of fixed rate debt....................................   $   1,130,136     $   1,135,067
         Principal amount of other current fixed rate payable instruments.......       1,287,000         1,287,000
                                                                                   ----------------  --------------
                                                                                   $   2,417,136     $   2,422,067
                                                                                   ================  ==============
         Fixed rate debt as a percentage of total notes payable.................           94.1%             94.9%
                                                                                   ================  ==============

         Average effective fixed rate (inclusive of margins) of total
         borrowings and hedges, including delayed start swaps...................           7.42%             7.39%
                                                                                   ================  ==============

         Average remaining term (in years) of total fixed rate borrowings and
         hedges, including delayed start swaps..................................             7.8               8.0
                                                                                   ================  ==============

         Interest coverage ratio for the quarter ended..........................             1.9               2.2
                                                                                   ================  ==============


     The Company has entered into one foreign currency exchange agreement related to the Capital Notes in order to eliminate its exposure to fluctuations in exchange rates.

     As of March 31, 2000, there have been no material changes in the market risks reported in the Company's 1999 Annual Report on Form 10-K other than those disclosures in notes 4 and 5 of the Condensed Consolidated Financial Statements for the quarter ended March 31, 2000 included in this quarterly report on Form 10Q.


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

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5: OTHER INFORMATION

    None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:


         No.          Description
         ---          -----------

         3.1         Restated Articles of Incorporation of the Company (Exhibit 3.1(1)).
         3.2         Second Amended and Restated By-Laws of the Company (Exhibit 3.2(2)).
         3.3         Amendment No. 1 to the Second Amended and Restated By-Laws for the Company (Exhibit 3.3(2)).
         3.4         Amendment No. 2 to the Second Amended and Restated By-Laws of the Company (Exhibit 3.4(2)).
         3.5         Amendment No. 3 to the Second Amended and Restated By-Laws of the Company (Exhibit 3.5(2)).
         3.6         Amendment No. 4 to the Second Amended and Restated By-Laws of the Company (Exhibit 3.6)
         11.1        Statement regarding Computation of Per Share Earnings for the three months ended March 31,
                     2000.
         11.2        Statement regarding Computation of Per Share Earnings for the three months ended March 31,
                     1999.
         12          Statement regarding Computation of Ratios.
         27          Financial Data Schedule.
         99          Agreement regarding Disclosure of Long-Term Debt Instruments.
-----------------------------------

(1) Incorporated by reference to the designated exhibit to the Company's quarterly report on Form 10-Q filed on August 16, 1999.

(2) Incorporated by reference to designated exhibit to the Company's quarterly report on Form 10-Q filed on May 17, 1999.


(b)      Reports on Form 8-K:


None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WESTFIELD AMERICA, INC.

     Date: May 15, 2000       By:
                                       /s/   Peter S. Lowy
                                      ------------------------------------------
                                          Peter S. Lowy
                                          CO-PRESIDENT


                                       /s/  Richard E. Green
                                      ------------------------------------------
                                          Richard E. Green
                                          CO-PRESIDENT


                                        /s/  Mark A. Stefanek
                                      ------------------------------------------
                                          Mark A. Stefanek
                                          CHIEF FINANCIAL OFFICER AND TREASURER