Form 10-Q
period 2000-06-30
WESTFIELD AMERICA INC
filed 2000-08-14
CIK 913283

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Yes /X/  No / /

    As of August 14, 2000, 73,353,441 shares of Common Stock, par value $0.01 per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX

                                                                                PAGE
                                                                              --------
PART I--FINANCIAL INFORMATION

    Item 1:    Condensed Consolidated Financial Statements

               Consolidated Balance Sheets as of June 30, 2000 (unaudited)
                and December 31, 1999......................................       1

               Consolidated Statements of Income (unaudited) for the three months ended June 30, 2000 and 1999 and for the six months
                ended June 30, 2000 and 1999...............................       2

               Consolidated Statements of Cash Flows (unaudited) for the
                six months ended June 30, 2000 and 1999....................       3

               Notes to Condensed Consolidated Financial Statements
                (unaudited)................................................       4

    Item 2:    Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................      15

    Item 3:    Quantitative and Qualitative Disclosures about Market
                Risk.......................................................      23

PART II--OTHER INFORMATION

    Item 1:    Legal Proceedings...........................................      25

    Item 2:    Changes in Securities and Use of Proceeds...................      25

    Item 3:    Defaults Upon Senior Securities.............................      26

    Item 4:    Submission of Matters to a Vote of Security Holders.........      26

    Item 5:    Other Information...........................................      27

    Item 6:    Exhibits and Reports on Form 8-K............................      27

SIGNATURES.................................................................      29

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Land........................................................  $  465,164     $  454,267
Buildings, improvements and equipment.......................   3,067,270      2,990,537
Less accumulated depreciation...............................    (501,097)      (444,831)
                                                              ----------     ----------
  Net property and equipment................................   3,031,337      2,999,973

Construction in progress....................................     116,384         67,115
Investments in unconsolidated real estate affiliates........     363,577        175,123
Participating loan to affiliates............................          --        145,000
Direct financing leases receivable..........................      79,725         80,927
                                                              ----------     ----------
  Net investment in real estate.............................   3,591,023      3,468,138

Cash and cash equivalents...................................      22,248         17,094

Restricted cash.............................................      23,513         29,358

Accounts receivable, net of allowance of $7,720 and $7,366
  in 2000 and 1999, respectively............................      46,954         47,632

Deferred expenses and other assets, net.....................      42,703         41,439
                                                              ----------     ----------
  Total assets..............................................  $3,726,441     $3,603,661
                                                              ==========     ==========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable...............................................  $2,493,098     $2,392,137
Accounts payable and accrued expenses.......................     110,837        119,680
Distribution payable........................................      39,117         37,824
                                                              ----------     ----------
  Total liabilities.........................................   2,643,052      2,549,641
                                                              ----------     ----------
Minority interests..........................................     105,441         33,180
Series C, D and E preferred stock...........................     361,000        361,000
Common stock................................................         733            733
Series A and B preferred stock..............................     121,000        121,000
Additional paid-in capital..................................     495,215        538,107
                                                              ----------     ----------
  Total shareholders' equity................................     616,948        659,840
                                                              ----------     ----------
  Total liabilities and shareholders' equity................  $3,726,441     $3,603,661
                                                              ==========     ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

             (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
REVENUES:
  Minimum rents.....................................  $ 86,122   $ 85,824   $170,812   $170,477
  Tenant recoveries.................................    40,036     38,034     78,155     75,629
  Percentage rents..................................     4,710      3,364      8,639      6,465
                                                      --------   --------   --------   --------
    Total revenues..................................   130,868    127,222    257,606    252,571
                                                      --------   --------   --------   --------
EXPENSES:
  Operating.........................................    39,270     37,345     78,876     76,151
  Management fees...................................     2,102      2,750      4,624      5,228
  Advisory fee......................................     3,112      2,015      5,408      3,642
  General and administrative........................       870        692      1,148      1,182
  Depreciation and amortization.....................    27,884     29,078     54,999     57,819
                                                      --------   --------   --------   --------
    Total expenses..................................    73,238     71,880    145,055    144,022
                                                      --------   --------   --------   --------
OPERATING INCOME....................................    57,630     55,342    112,551    108,549

INTEREST EXPENSE, net...............................   (46,284)   (50,041)   (91,716)   (99,185)

OTHER INCOME:
  Equity in income of unconsolidated real estate
    affiliates......................................     1,805      1,591      3,591      3,385
  Gain on sale of investments.......................        --      1,971         --      1,971
  Interest and other income.........................     3,467      4,307      8,189      8,773
                                                      --------   --------   --------   --------
INCOME BEFORE MINORITY INTEREST.....................    16,618     13,170     32,615     23,493
  Minority interests in earnings of consolidated
    real estate affiliates..........................    (1,202)    (1,079)    (2,076)    (2,401)
                                                      --------   --------   --------   --------
NET INCOME..........................................  $ 15,416   $ 12,091   $ 30,539   $ 21,092
                                                      ========   ========   ========   ========
  Net income allocable to preferred shares..........  $ 10,510   $  8,625   $ 21,020   $ 17,250
  Net income allocable to common shares.............     4,906      3,466      9,519      3,842
                                                      --------   --------   --------   --------
                                                      $ 15,416   $ 12,091   $ 30,539   $ 21,092
                                                      ========   ========   ========   ========
EARNINGS PER COMMON SHARE:
  Basic.............................................  $   0.07   $   0.05   $   0.13   $   0.05
                                                      ========   ========   ========   ========
  Diluted...........................................  $   0.07   $   0.05   $   0.13   $   0.05
                                                      ========   ========   ========   ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
  Basic.............................................    73,350     73,342     73,349     73,340
                                                      ========   ========   ========   ========
  Diluted...........................................    76,574     74,382     76,613     74,370
                                                      ========   ========   ========   ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (UNAUDITED AND IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  30,539   $  21,092
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     54,999      57,819
    Amortization of deferred loan fees......................      2,587       3,289
    Equity in income of unconsolidated real estate
      affiliates............................................     (3,591)     (3,385)
    Minority interests in earnings of consolidated real
      estate affiliates.....................................      2,076       2,401
    Gain on sale of investments.............................         --      (1,971)
    Issuance of common stock to independent directors.......        100         120
  Changes in assets and liabilities:
    Accounts receivable, net................................      1,308       1,230
    Deferred expenses and other assets......................     (4,765)     (3,401)
    Accounts payable and accrued expenses...................     (7,547)        406
                                                              ---------   ---------
  Net cash flows provided by operating activities...........     75,706      77,600
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures and acquisitions.....................    (74,507)   (184,168)
  Proceeds from sale of investments.........................         --     314,527
  Investment in unconsolidated joint venture................     (2,842)         --
  Cash distributions received from unconsolidated real
    estate affiliates.......................................      5,609       3,033
  Cash and cash equivalents of consolidated partnership.....      1,270          --
  Direct financing leases receivable repayments.............      1,203       1,124
  Decrease in restricted cash...............................      5,845      14,006
                                                              ---------   ---------
  Net cash flows (used in) provided by investing
    activities..............................................    (63,422)    148,522
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of warrants and options, net.......      1,763       3,494
  Cash distributions paid to preferred shareholders.........    (20,968)    (15,710)
  Cash distributions paid to common shareholders............    (54,326)    (52,556)
  Cash distributions paid to minority interests.............     (2,236)     (2,869)
  Proceeds from notes payable...............................    260,509     466,289
  Principal payments on notes payable.......................   (191,872)   (637,055)
                                                              ---------   ---------
  Net cash flows used in financing activities...............     (7,130)   (238,407)
                                                              ---------   ---------
  Net increase (decrease) in cash and cash equivalents......      5,154     (12,285)
CASH AND CASH EQUIVALENTS, beginning of period..............     17,094      25,272
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS, end of period....................  $  22,248   $  12,987
                                                              =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION PROVIDED IN NOTE 9.

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    (UNAUDITED AND IN THOUSANDS EXCEPT SHARE, UNIT, PER SHARE AND FLOOR AREA
                                    AMOUNTS)

2.  BASIS OF PRESENTATION: (CONTINUED)

    Certain amounts in the 1999 Condensed Consolidated Financial Statements were reclassified to conform with the 2000 presentation.

3.  ACQUISITIONS:

    In 1996, the Company obtained an option to acquire a 50% interest in Westfield Shoppingtown Garden State Plaza ("GSP"), a super-regional mall with 1,978,000 square feet of gross leasable area, held by affiliates of WHL ("WHL Group"). Additionally, at the time of the Company's initial public offering in May 1997, the Company made a $145,000 secured participating loan to the WHL Group. In June 2000, the Operating Partnership acquired the 50% interest in GSP for $52,483 after taking into account the mortgage debt on the property, capital obligations and the assumption of the $145,000 secured participating loan. The consideration paid consisted of issuing 52,483 Series F Preferred Partnership Units in the Operating Partnership ("Series F Preferred Partnership Units") to the WHL Group.

    In June 1999, the Company acquired the 50% interest in Valley Fair, a super-regional shopping center located in San Jose, California, it did not previously own from The Rouse Company, for approximately $107,000 plus the assumption of debt. Funds for the purchase of Valley Fair were obtained from the proceeds from the sale of Los Cerritos discussed below and borrowings under the Company's unsecured revolving credit facility.

4.  DISPOSITIONS:

    In June 1999, the Company sold Los Cerritos, a super-regional shopping center located in Cerritos, California to The Macerich Company for approximately $93,000, net of related debt.

    On June 23, 1999, the Company completed a joint venture transaction (the "Joint Venture") with J.P. Morgan Investment Management, Inc., acting for a group of pension trusts ("J.P. Morgan"), which effectively transferred a 50% interest in University Towne Center ("UTC") and Valley Fair to J.P. Morgan for approximately $246,000 including the assumption of debt totaling approximately $120,000. Concurrently, the Company sold an option (the "Liquidity Option") to J.P. Morgan for $4,000. The Liquidity Option gives J.P. Morgan the right, under certain circumstances, to exchange its interest in the Joint Venture, or its interest in either Center, for shares of the Company's common stock. Upon exercise of the Liquidity Option, J.P. Morgan will receive shares of the Company's common stock equal to J.P. Morgan's share of funds from operations ("FFO" as defined) in the Joint Venture, or a Center (as applicable), for the preceding four calendar quarters divided by the Company's FFO per share for the same period. The Company accounted for the sale of its interests in Valley Fair and UTC as a financing transaction.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

6.  NOTES PAYABLE: (CONTINUED)

    Interest costs capitalized for the three months ended June 30, 2000 and 1999 and six months ended June 30, 2000 and 1999, totaled $830, $601, $1,539 and $844, respectively.

    In June 1998, the Company issued $301,088 of unsecured notes ("Capital Notes") to Australian investors. The Capital Notes, which are listed on the Australian Stock Exchange, are denominated in Australian dollars. In conjunction with the issuance of the Capital Notes, the Company entered into interest rate swaps and foreign currency hedge agreements which effectively fixed the interest and principal payments due to the holders of the Capital Notes in U.S. dollars and fixed the interest rate at 8.38%. The unrealized loss on the interest rate swap and foreign currency hedge agreements was approximately $16,972 at June 30, 2000 as compared to an unrealized gain of $5,403 at December 31, 1999.

    Certain mortgage debt requires the Company to pay contingent interest equal to 30% of the excess of each year's rental receipts (as defined) over a stipulated minimum. During the three months ended June 30, 2000 and 1999, and six months ended June 30, 2000 and 1999, contingent interest totaled $278, $362, $598, and $576, respectively.

    The annual maturities of the notes payable as of June 30, 2000, are as follows:

2000............................................  $    7,124
2001............................................     968,694
2002............................................     561,498
2003............................................     152,125
2004............................................     139,703
Thereafter......................................     663,954
                                                  ----------
                                                  $2,493,098
                                                  ==========

7.  INTEREST RATE SWAP CONTRACTS:

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

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

7.  INTEREST RATE SWAP CONTRACTS: (CONTINUED)
    The Company has also entered into deferred interest rate exchange agreements to manage future interest rates. The agreements consist of swaps and involve the future receipt, corresponding with the expiration of existing fixed rate debt, of a floating rate based on LIBOR and the payment of a fixed rate.

                                                NOTIONAL       RANGE OF           RANGE OF
                                                 AMOUNT      FIXED RATES       MATURITY DATES
                                               ----------   --------------   -------------------
Current swaps where the Company is a receiver
  of LIBOR...................................  $1,417,000   5.84% to 7.09%   6/30/01 to 12/11/08

Deferred swaps where the Company is a
  receiver of LIBOR..........................  $  480,000   5.99% to 6.26%   2/11/06 to 4/01/08

    The net unrealized gain on interest rate swap contracts was approximately $53,797 at June 30, 2000 as compared to an unrealized gain of $48,744 at December 31, 1999.

8.  CAPITAL STOCK:

    In June 2000, the Company issued a warrant ("2000 Warrant") to Westfield America Trust ("WAT"), an Australian public company and an affiliate of the Company, to purchase the Company's common stock. The 2000 Warrant, which expires in June 2025, entitles WAT to purchase up to 2,840,000 shares of the Company's common stock at an exercise price of $19.42 per share. WAT can, with the Company's consent at such time, surrender any Series F Preferred Stock owned by WAT as consideration for the exercise of the 2000 Warrants.

    As consideration for the 50% partnership interest in GSP, the Operating Partnership issued 52,483 Series F Preferred Partnership Units. Under certain circumstances, the holders of Series F Preferred Partnership Units may exchange their units for cash, or, at the discretion of the Company, an equivalent number of shares of Series F Preferred Stock. Each Series F Preferred Partnership Unit has a liquidation preference of $1,000, plus all accrued and unpaid distributions, and the holder of a Series F Preferred Partnership Unit is entitled to receive from the Operating Partnership annual distributions equal to the greater of $85.00 per unit or 51.4933 multiplied by the dividend per share declared per common share. The Operating Partnership has the option to redeem the Series F Preferred Partnership Units any time after June 2020 at a redemption price of $1,000 per unit, which is equal to the liquidation preference.

    The holders of the Company's common stock vote together as a class on all matters and are entitled to receive distributions declared after payment of dividends on preferred stock. A distribution was declared on June 20, 2000 to shareholders of record on June 30, 2000 of $37,650, including $0.37 per common share, for the quarter ended June 30, 2000, and was paid on July 31, 2000. This distribution is equal to $1.48 per common share on an annualized basis.

    In May 1998, the Company entered into a stock subscription agreement ("1998 Subscription Agreement") with WAT. Under the 1998 Subscription Agreement, the Company has the obligation to sell, and WAT has the obligation to purchase, up to A$465,000 (approximately US$279,233 at June 30, 2000) of the Company's common stock in three equal installments at a 5% discount to the then prevailing market price of the Company's common stock at June 2001, 2002 and 2003. In lieu of issuing common stock at each installment date, the Company has the option to pay the 5% discount in cash or common stock.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

8.  CAPITAL STOCK: (CONTINUED)
    Each director who is not an officer of the Company or an employee of WHL or its affiliates is entitled to annual compensation equal to $20 in cash and $20 in common stock. The number of shares issued is based on the share price of the Company's common stock on the anniversary of the director's appointment. In
May 2000, the Company issued a total of 6,900 shares of common stock to five directors.

    Under certain circumstances, investors in the Operating Partnership may exchange their investor unit rights ("Investor Unit Rights") for cash or, at the discretion of the Company, shares of the Company's common stock. Holders of Investor Unit Rights are entitled to receive from the Operating Partnership, when declared, distributions per Investor Unit Right equal to the distribution per share paid to holders of the Company's common stock. At June 30, 2000 and December 31, 1999 there were 2,164,235 Investor Unit Rights outstanding.

    In 1998 and 1999, the Company acquired partnership interests in Independence Mall. The acquisition price consisted of cash and partnership units in affiliated partnerships. Under certain circumstances, the holders of these partnership units may exchange their units for (1) an equivalent number of Investor Unit Rights, (2) cash, or, (3) at the discretion of the Company, an equivalent number of shares of the Company's common stock. At June 30, 2000 and December 31, 1999, there were 911,185 of these partnership units outstanding.

    As of June 30, 2000, there were 73,353,441 shares of common stock, par value $0.01 per share, outstanding.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

8.  CAPITAL STOCK: (CONTINUED)
    The following is a summary of the elements used in calculating basic and diluted earnings per share ("EPS"):

                                            FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                     JUNE 30,                     JUNE 30,
                                            ---------------------------   -------------------------
                                                2000           1999          2000          1999
                                            ------------   ------------   -----------   -----------
Net income................................  $    15,416    $    12,091    $    30,539   $    21,092
Less: preferred stock dividends...........      (10,510)        (8,625)       (21,020)      (17,250)
                                            -----------    -----------    -----------   -----------
Net income for basic EPS..................        4,906          3,466          9,519         3,842
Add: net income allocable to Investor Unit
  Rights..................................          101             --            166            --
                                            -----------    -----------    -----------   -----------
Net income for diluted EPS................  $     5,007    $     3,466    $     9,685   $     3,842
                                            ===========    ===========    ===========   ===========
Weighted average common shares outstanding
  (denominator for basic EPS).............   73,350,029     73,341,619     73,348,285    73,339,666
Diluted equivalent common shares:
  1996, 1997 and 2000 Warrants............           --         14,487             --        18,097
  1998 Subscription Agreement.............    1,059,585      1,025,756      1,100,033     1,012,293
  Investor Unit Rights....................    2,164,235             --      2,164,235            --
                                            -----------    -----------    -----------   -----------
Weighted average common shares and common
  share equivalents outstanding
  (denominator for diluted EPS)...........   76,573,849     74,381,862     76,612,553    74,370,056
                                            ===========    ===========    ===========   ===========
EPS:
  Basic...................................  $      0.07    $      0.05    $      0.13   $      0.05
                                            ===========    ===========    ===========   ===========
  Diluted.................................  $      0.07    $      0.05    $      0.13   $      0.05
                                            ===========    ===========    ===========   ===========

    The Company's convertible preferred shares were not included in the earnings per share calculation as their effect is antidilutive.

9.  SUPPLEMENTAL CASH FLOW INFORMATION:

    For the six months ended June 30, 2000 and 1999, the Company paid interest totaling $92,571 and $104,112, respectively, net of capitalized interest.

    NON CASH INVESTING AND FINANCING INFORMATION:

    The Company's purchase of a 50% managing interest in GSP in June 2000 included the assumption of the GSP participating loan of $145,000 and the issuance of the Series F Preferred Partnership Units valued at $52,483 as consideration, which resulted in a non-cash addition to investments in unconsolidated real estate affiliates of $197,483.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

9.  SUPPLEMENTAL CASH FLOW INFORMATION: (CONTINUED)
    Independence Mall was accounted for under the equity method during 1999 and has been consolidated beginning in 2000. The Company's 85% interest in the condensed assets and liabilities of Independence at January 1, 2000 was as follows:

Net investment in real estate.....................  $ 61,326
Cash and cash equivalents.........................     1,270
Accounts receivable...............................       630
Deferred expenses and other assets, net...........       231
Notes payable.....................................   (32,322)
Accounts payable and accrued liabilities..........      (855)
Minority/other partners' interest.................   (20,497)
                                                    --------
The Company's investment in Independence Mall.....  $  9,783
                                                    ========

    During the six months ended June 30, 1999, the Company recorded a decrease in minority interest totaling $5,213 as a result of the acquisition of a 16% interest in Wheaton Plaza for Investor Unit Rights in January 1999.

    Prior to formation of the Joint Venture with J.P. Morgan in June 1999, UTC was included in the Company's consolidated accounts. After the Company effectively transferred a 50% interest to J.P. Morgan in conjunction with the Joint Venture transaction, the Company began accounting for UTC under the equity method. The Company's 50% interest in the fixed assets and liabilities transferred to the Joint Venture was as follows:

Land..............................................  $  9,540
Building and improvements.........................   177,925
Less accumulated depreciation.....................    (4,180)
                                                    --------
  Net investment in real estate...................   183,285
Note payable......................................   (80,269)
                                                    --------
Net investment in UTC.............................   103,016
Cash proceeds from J.P. Morgan....................   (50,865)
                                                    --------
Non-cash addition to investments in unconsolidated
  real estate affiliates..........................  $ 52,151
                                                    ========

10.  RELATED PARTIES:

    The Manager entered into an agreement with the Company to manage and lease the properties in the Company's portfolio beginning January 1, 1995. In consideration for providing these management services, the Manager is reimbursed certain recoverable property operating costs including mall related payroll, and is entitled to receive gross fees of 5% of minimum and percentage rents received by the Company. Property management fees totaling $2,102 and $2,750, net of capitalized leasing fees of $2,685 and $1,851 were expensed by the Company for the three months ended June 30, 2000 and 1999, respectively. Property management fees totaling $4,624 and $5,228, net of capitalized leasing fees of $4,694 and $3,556 were

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

10.  RELATED PARTIES: (CONTINUED)
expensed by the Company for the six months ended June 30, 2000 and 1999, respectively. Included in accounts payable and accrued expenses at June 30, 2000 and December 31, 1999 are management fees payable to the Manager totaling $1,566 and $1,461, respectively.

    In addition to the management fees, the Manager was reimbursed for recoverable operating costs, including mall related payroll costs, totaling $5,749 and $4,788 for the three months ended June 30, 2000 and 1999, respectively, and $11,782 and $10,707 for the six months ended June 30, 2000 and 1999, respectively.

    The Company entered into a Master Development Framework Agreement with the Developer under which the Company granted the Developer the exclusive right to carry out expansion, redevelopment and related works on the Company's wholly-owned shopping centers and to endeavor to have the Developer be appointed by the relevant partner to carry out similar activities for jointly owned real estate affiliates. During the three months ended June 30, 2000 and 1999, the Company reimbursed the Developer $20,355 and $20,387, respectively, and $31,653 and $35,187 for the six months ended June 30, 2000 and 1999, respectively, for expansion, redevelopment and related work.

    In July 1996, the Company engaged the Advisor to provide a variety of asset management and investment services, subject to supervision of the Company. The Advisor is entitled to an annual fee equal to 25% of the annual Funds from Operations ("FFO") in excess of the Advisory FFO Amount ($157,689 at June 30,
2000), but not to exceed 55 basis points of the Net Equity Value (as defined) of the Company's assets. The Advisory FFO amount increases whenever the Company issues additional equity. The advisory fee was $3,112 and $2,015 for the three months ended June 30, 2000 and 1999, respectively and $5,408 and $3,642 for the six months ended June 30, 2000 and 1999, respectively.

    Included in interest and other income for the three and six months ended June 30, 2000 and 1999 is interest income earned on the Garden State Plaza Loan totaling $2,658, $3,747, $6,646, and $7,663, respectively.

11.  COMMITMENTS AND CONTINGENCIES:

    The Company is currently involved in several development projects and had outstanding commitments totaling approximately $404,900 at June 30, 2000.

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

    The Company currently is not subject to any litigation that management believes would have a material adverse effect on the Company's consolidated financial position or results of operations. Nor, to management's knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

12.  NEW ACCOUNTING PRONOUNCEMENT:

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which addressed certain revenue recognition policies, including the accounting for percentage rent by a landlord. SAB 101 requires percentage rent to be recognized as revenue only when each tenant's sales exceeds its sales threshold. In June 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" which effectively delays the implementation date of SAB 101 until no later than the fourth quarter of 2000. The Company had previously accrued interim percentage rents as income upon the tenant's sales meeting the threshold or when achievement of the threshold was probable based upon reported and estimated sales. The Company will adopt SAB 101 effective January 1, 2000, no later than the fourth quarter of 2000. The effect on the quarters will be determined and disclosed in connection with the Company's annual financial statements.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

OVERVIEW

    Westfield America, Inc., a Missouri corporation (the "Company"), is a publicly traded real estate investment trust ("REIT") specializing in enclosed shopping centers. At June 30, 2000, the Company had interests in 39 major shopping centers branded as "Westfield Shoppingtowns". The Company's portfolio of Westfield Shoppingtowns includes clusters of shopping centers in major markets in the east coast, midwest and west coast regions of the United States.

    The Company has been engaged for over 40 years in the business of owning, operating, leasing, developing, redeveloping and acquiring regional and super-regional shopping centers. As of June 30, 2000, the Company's portfolio of 39 shopping centers (the "Centers") consisted of 24 super-regional shopping centers with approximately 27.4 million square feet of space, 12 regional shopping centers with approximately 8.3 million square feet of space, three power centers with approximately 1.4 million square feet of space and seven office buildings adjacent to its Centers with approximately 600,000 square feet of space, representing approximately 72.7%, 22.0%, 3.7%, and 1.6%, respectively, of the Company's 37.7 million square feet of retail and office space generally referred to as gross leasable area ("Total GLA").

    The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the Notes thereto for the six months ended June 30, 2000 and the Consolidated Financial Statements of the Company for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K filed on March 30, 2000.

GENERAL BACKGROUND

    At June 30, 2000 and for the six months then ended, the Condensed Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 33 Centers, including Westfield Shoppingtown Palm Desert, which was acquired in August 1999, the equity in income in six properties held by unconsolidated real estate affiliates including Westfield Shoppingtown Garden State Plaza, which was acquired in June 2000, and Westfield Shoppingtown UTC, which became a deconsolidated entity in June 1999, 12 separate departments store properties that are net leased to The May Department Stores Company (the "May Company") under finance leases, and a $145 million secured participating loan made to two wholly-owned affiliates of WHL in May of 1997 (the "Garden State Plaza Loan") which was assumed in June 2000 in connection with the Garden State Plaza acquisition.

    At June 30, 1999 and for the six months then ended, the Condensed Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 31 Centers, the equity in income of six properties held by unconsolidated real estate affiliates, including Westfield Shoppingtown UTC which became a deconsolidated entity in June 1999, Los Cerritos until this Center was sold in June 1999 and an additional 32% interest and 15% interest in Westfield Shoppingtowns Wheaton Plaza and Independence Mall, respectively, which were acquired effectively in January 1999, 12 separate department store properties that are net leased to The May Company under financing leases, and the Garden State Plaza Loan.

    Fluctuations in the Company's results of operations from period to period reflect the acquisition of a 50% interest in Westfield Shoppingtown Garden State Plaza in June 2000, the acquisition of Westfield Shoppingtown Palm Desert in August 1999, and the sale of Westfield Shoppingtown Los Cerritos and conveyance of a joint venture interest in Westfield Shoppingtown UTC, both in June of 1999. These transactions are referred to as the "Property Transactions".

    The acquisition of a 50% interest in Garden State Plaza was facilitated through the issuance of Series F Preferred Partnership Units in Westfield America Limited Partnership (the "Operating Partnership") and the assumption of the $145 million Garden State Plaza Loan. The proceeds obtained from the sale of Los Cerritos and the conveyance of a joint venture interest in UTC were used to pay down the Company's unsecured corporate credit facility in 1999 and to provide liquidity for future redevelopments and strategic acquisitions. Palm Desert was acquired with proceeds obtained from the issuance of Series E Cumulative Redeemable Preferred Stock ("Series E Preferred Shares").

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED
  JUNE 30, 1999

TOTAL REVENUES increased $3.7 million or 2.9% to $130.9 million for the three months ended June 30, 2000 compared to $127.2 million for the same period in 1999. Excluding the Property Transactions previously noted, total revenues increased $9.4 million or 8.1% due to increased occupancy at Westfield Shoppingtowns Downtown Plaza, Fox Hills, Parkway Plaza and Wheaton, higher minimum rents generated by recently completed redevelopments at Westfield Shoppingtowns Meriden, Mid Rivers and Crestwood, higher specialty leasing throughout the portfolio, higher percentage rents due to higher sales during the quarter and higher recovery revenues due to higher operating expenses.

TOTAL EXPENSES increased $1.3 million to $73.2 million for the three months ended June 30, 2000 as compared to $71.9 million for the same period in 1999. Excluding the Property Transactions previously noted, total expenses increased $4.6 million or 6.9% primarily due to property tax re-assessments and an increase in the advisory fee.

INTEREST EXPENSE, net of capitalized interest of $0.8 million, decreased
$3.7 million to $46.3 million for the three months ended June 30, 2000 as compared to $50.0 million for the same period in 1999, due primarily to the sale of Los Cerritos and conveyance of a joint venture interest in UTC. The decrease in interest expense was partially offset by an increase in interest expense as a result of an increase in floating rate debt.

EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES increased
$0.2 million to $1.8 million for the three months ended June 30, 2000 due primarily to the acquisition of Garden State Plaza in June 2000 and the conveyance of a joint venture interest in UTC in June 1999, partially offset by an increase in interest expense at Valley Fair as a result of a refinancing in June 1999.

GAIN ON SALE OF INVESTMENTS was $2.0 million for the three months ended June 30, 1999 due to the sale of Los Cerritos in June 1999.

INTEREST AND OTHER INCOME decreased $0.8 million for the three months ended June 30, 2000 as compared to the same period in 1999. The decrease was due primarily to the assumption of the Garden State Plaza Loan in connection with the Garden State Plaza acquisition in June 2000.

NET INCOME increased $3.3 million or 27% to $15.4 million for the three months ended June 30, 2000 as compared to $12.1 million for the same period in 1999. Excluding the Property Transactions, previously noted and the 1999 gain on sale of investments, net income increased $5.8 million for the reasons discussed above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED
  JUNE 30, 1999.

TOTAL REVENUES increased $5.0 million or 2.0% to $257.6 million for the six months ended June 30, 2000 compared to $252.6 million for the same period in 1999. Excluding the Property Transactions previously noted, total revenues increased $15.6 million or 6.7% due to increased occupancy at Westfield Shoppingtowns Downtown Plaza, Fox Hills, Parkway Plaza and Wheaton, higher minimum rents generated by recently completed redevelopments at Westfield Shoppingtowns Meriden, Mid Rivers and Crestwood, higher specialty leasing throughout the portfolio, higher percentage rents due primarily to actual 1999 sales in excess of year-end estimates and higher sales during the quarter and higher recovery revenues due to higher operating expenses.

TOTAL EXPENSES increased $1.0 million to $145.0 million for the six months ended June 30, 2000 as compared to $144.0 million for the same period in 1999. Excluding the Property Transactions previously noted, total expenses increased $7.4 million or 6.7% primarily due to property tax re-assessments and an increase in the advisory fee.

INTEREST EXPENSE, net of capitalized interest of $1.5 million, decreased
$7.5 million to $91.7 million for the six months ended June 30, 2000 as compared to $99.2 million for the same period in 1999, due primarily to the sale of Los Cerritos and conveyance of a joint venture interest in UTC. The decrease in interest expense was partially offset by an increase in interest expense as a result of an increase in floating rate debt.

EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES increased
$0.2 million to $3.6 million for the six months ended June 30, 2000 due primarily to the acquisition of Garden State Plaza in June 2000 and the conveyance of a joint venture interest in UTC in June 1999, partially offset by an increase in interest expense at Valley Fair as a result of a refinancing in June 1999.

GAIN ON SALE OF INVESTMENTS was $2.0 million for the six months ended June 30, 1999 due to the sale of Los Cerritos in June 1999.

INTEREST AND OTHER INCOME decreased $0.6 million for the six months ended June 30, 2000 as compared to the same period in 1999. The decrease was due primarily to the assumption of the Garden State Plaza Loan in connection with the Garden State Plaza acquisition in June 2000.

NET INCOME increased $9.4 million or 45% to $30.5 million for the six months ended June 30, 2000 as compared to $21.1 million for the same period in 1999. Excluding the Property Transactions, previously noted and the 1999 gain on sale of investments, net income increased $11.1 million for the reasons discussed above.

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

    The following is a summary of the Company's FFO and a reconciliation of net income to FFO for the periods presented (amounts in thousands, except percentages):

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
Funds from Operations...................................  $47,894    $42,037    $93,207    $83,207
                                                          =======    =======    =======    =======
Increase in Funds from Operations from prior period.....     13.9%                 12.0%
                                                          =======               =======
Reconciliation:
  Net income............................................  $15,416    $12,091    $30,539    $21,092
  Gain on sale of investments...........................       --     (1,971)        --     (1,971)
  Income allocable to Investor Unit Rights..............      779        594      1,181      1,533
  Depreciation and amortization:
    Deferred financing leases...........................      607        567      1,203      1,124
    Consolidated properties.............................   27,884     29,078     54,999     57,819
    Unconsolidated real estate affiliates...............    3,542      1,941      5,955      4,143
    Minority interest portion...........................     (334)      (263)      (670)      (533)
                                                          -------    -------    -------    -------
Funds from Operations...................................  $47,894    $42,037    $93,207    $83,207
                                                          =======    =======    =======    =======

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

    The Company's EBITDA after minority interest plus its pro-rata share of EBITDA of unconsolidated real estate affiliates increased from $185.0 million for the six months ended June 30, 1999 to $190.4 million for the same period in 2000. The growth in EBITDA reflects increased rental rates, increased retailer sales, improved occupancy levels and effective control of operating costs.

    The following is a summary of the Company's EBITDA and a reconciliation of EBITDA to FFO (which has been reconciled to the Company's net income above) for the periods presented (amounts in thousands, except percentages):

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
EBITDA................................................  $97,320    $93,457    $190,362   $185,017
                                                        =======    =======    ========   ========
Increase in EBITDA from prior period..................      4.1%                   2.9%
                                                        =======               ========
Reconciliation:
  Funds from Operations...............................  $47,894    $42,037    $ 93,207   $ 83,207
  Interest expense:
    Consolidated properties...........................   46,284     50,041      91,716     99,185
    Unconsolidated real estate affiliates.............    3,690      1,839       6,535      3,539
    Minority interest portion.........................     (548)      (460)     (1,096)      (914)
                                                        -------    -------    --------   --------
EBITDA................................................  $97,320    $93,457    $190,362   $185,017
                                                        =======    =======    ========   ========

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

    The following table summarizes certain quarterly data for 1999 and the first two quarters of 2000 for the Company's Centers (amounts in thousands, except percentages):

                                                      1ST           2ND           3RD            4TH
                                                    QUARTER       QUARTER       QUARTER        QUARTER
                                                    --------      --------      --------      ----------
2000 QUARTERLY DATA:
  Mall Shop sales(1)..........................      $700,778       778,533           N/A             N/A
  Revenues....................................      $151,588(1)    160,172           N/A             N/A
  Percentage leased...........................            92%           93%          N/A             N/A
1999 QUARTERLY DATA:(1)
  Mall Shop sales.............................      $659,438      $729,237      $733,418      $1,118,513
  Revenues....................................      $145,599      $145,197      $146,498      $  159,872
  Percentage leased...........................            92%           92%           93%             94%

------------------------

(1) Excluding the recently acquired Garden State Plaza

REPORTED TENANT SALES VOLUME

    Total sales for Mall Shops (retail stores with less than 20,000 square feet of GLA) affect revenue and profitability levels of the Company because they determine the amount of minimum rent the Company can charge, the percentage rent it realizes and the recoverable expenses (common area maintenance, real estate taxes, etc.) the retailers can afford to pay. Mall Shop sales for the Company's Centers, excluding Garden State Plaza, for the six months ended June 30, 2000 increased 6.7% on a per square foot basis over the same period in 1999. The Company believes that these sales trends enhance the Company's ability to obtain higher rents from retailers.

    The table below sets forth Mall Shop sales and per square foot percentage increases of those sales over the same period in 1999 for the Company's Centers, in the east coast, the midwest and the west coast regions of the United States (amounts in thousands, except percentages):

                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                      JUNE 30, 2000(1)           JUNE 30, 2000(1)
                                  ------------------------   -------------------------
                                  MALL SHOP   INCREASE PER   MALL SHOP    INCREASE PER
                                    SALES       SQ. FT.        SALES        SQ. FT.
                                  ---------   ------------   ----------   ------------
East coast......................  $219,858        3.6%       $  410,540       3.4%
Midwest.........................    87,062        4.3%          171,050       3.6%
West coast......................   471,613        8.4%          897,721       8.9%
                                  --------        ---        ----------       ---
Total Centers...................  $778,533        6.6%       $1,479,311       6.7%
                                  ========        ===        ==========       ===

------------------------

(1) Excluding the recently acquired Garden State Plaza.

LEASING

    Mall Shop space was 93% leased at June 30, 2000. Leasing percentages are calculated on the basis of signed leases and exclude temporary leasing because such leases are on a short term basis (less than one year) and are subject to termination by the Company upon providing the retailer thirty days notice. The following table sets forth leased status for the Company's Centers in the east coast, the midwest and the west coast regions of the United States.

                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
East coast..................................................     94%        95%
Midwest.....................................................     92%        93%
West coast..................................................     93%        90%
  Total centers.............................................     93%        92%

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

    Average Mall Shop base rent was $32.26 per square foot at June 30, 2000. The following table contains certain information regarding base rent per square foot of Mall Shop leases that have been executed or expired since January 1, 2000.

                                                 THREE MONTHS
                                                     ENDED           SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                              -------------------   -------------------
                                                2000       1999       2000       1999
                                              --------   --------   --------   --------
Average base rent of Mall Shop leases, at
  the end of the period.....................   $32.26     $29.71     $32.26     $29.71
Leases expired during the period............    30.51      22.90      29.15      24.81
Leases executed during the period...........    35.44      38.61      33.26      37.76

    As required by GAAP, contractual rent increases are recognized as rental income using the straight-line method over the respective lease terms, which may result in the recognition of income not currently billable under the terms of the lease. The amounts of contractual rent recognized for GAAP purposes in excess of rent billed for the three months ended June 30, 2000 and 1999 were $0.8 million and $1.3 million, respectively and $1.7 million and $2.5 million for the six months ended June 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2000, the Company had $100 million undrawn under the secured line of credit, which will be used to fund acquisition and redevelopment activities as a revolving working capital facility. Through its hedging activities, the Company has fixed borrowings under the secured line of credit at average rates ranging from 7.26% to 7.68%.

    At June 30, 2000, the Company's balance of cash and cash equivalents was $22.2 million, not including its proportionate share of cash held by unconsolidated real estate affiliates.

    The Company's consolidated indebtedness at June 30, 2000 was
$2,493.1 million, of which $2,278.5 million is fixed rate debt and $214.6 million is variable rate debt after considering interest rate protection agreements totaling $1.4 billion. The interest rate on the fixed rate debt ranges from 6.39% to 8.38%. The Company's pro-rata share of debt-to-total market capitalization, based on the common stock share price at June 30, 2000, was 58.3%, excluding the Capital Notes from the numerator. The maturity dates of consolidated indebtedness range from 2001 to 2022. Scheduled principal amortization and balloon payments in connection with maturing mortgage indebtedness are included in Note 6 of the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q.

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

    Capital expenditures and capitalized leasing costs totaled $75.2 million and $51.5 million, for the six months ended June 30, 2000 and 1999, respectively. The following table shows the components of capital expenditures and capitalized leasing costs:

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                ($ IN MILLIONS)
Renovations and expansions..................................   $58.4      $40.6
Tenant allowances...........................................    10.8        5.9
Capitalized leasing costs...................................     4.7        3.6
Other capital expenditures..................................     1.3        1.4
                                                               -----      -----
Total.......................................................   $75.2      $51.5
                                                               =====      =====

    Capital expenditures were financed by external funding and recovery of costs from retailers where applicable. The Company is currently involved in several development projects and had outstanding commitments totaling approximately $404.9 million as of June 30, 2000, which will be funded through existing mortgage debt, new mortgage debt and the secured line of credit.

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

DISTRIBUTIONS

    A distribution was declared on June 20, 2000 to shareholders of record on June 30, 2000 of $37.7 million including $0.37 per common share for the quarter ended June 30, 2000, which is equal to $1.48 per common share on an annualized basis. The Company intends to pay regular quarterly distributions to holders of its preferred and common stock.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

    This report includes, and future public filings and oral and written statements by the Company and its management may include, statements (other than the consolidated financial statements and other statements of historical fact) that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible future results of operations, earnings, expenses, cash flows, funds from operations and other capital resources of the Company (including with respect to increased revenues and rental rates, cost savings and operating efficiencies) and market trends set forth under
(a) "Management's Discussion and Analysis of Financial Condition and Results of Operations," "--Portfolio Data," "--Liquidity and Capital Resources," and "--Distributions," (b) "Quantitative and Qualitative Disclosure about Market Risk" and (c) "Legal Proceedings" and (d) statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "anticipates," "intends," "plans," "estimates," "proposes," "scheduled," or other similar expressions.

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

    The following is a summary of fixed rate debt, average fixed interest rate and average remaining term to maturity for the Company's pro rata share of fixed rate debt and variable rate debt that has been fixed through the use of interest rate swap contracts:

                                                       JUNE 30,    DECEMBER 31,
                                                         2000          1999
                                                      ----------   ------------
                                                          ($ IN THOUSANDS)
Principal amount of fixed rate debt.................  $1,130,061    $1,135,067
Principal amount of other current fixed rate payable
  instruments.......................................   1,417,000     1,287,000
                                                      ----------    ----------
                                                      $2,547,061    $2,422,067
                                                      ==========    ==========
Fixed rate debt as a percentage of total notes
  payable...........................................       92.4%         94.9%
                                                      ==========    ==========
Average effective fixed rate (inclusive of margins)
  of total borrowings and hedges, including delayed
  start swaps.......................................       7.44%         7.39%
                                                      ==========    ==========
Average remaining term (in years) of total fixed
  rate borrowings and hedges, including delayed
  start swaps.......................................         7.4           8.0
                                                      ==========    ==========
Interest coverage ratio for the quarter ended.......         2.0           2.2
                                                      ==========    ==========

    The Company has entered into one foreign currency exchange agreement related to the Capital Notes in order to eliminate its exposure to fluctuations in exchange rates.

    As of June 30, 2000, there have been no material changes in the market risks reported in the Company's 1999 Annual Report on Form 10-K other than those disclosed in Notes 6 and 7 of the Condensed Consolidated Financial Statements for the quarter ended June 30, 2000 included in this quarterly report on Form 10-Q.

                           PART II--OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

    Except as set forth below, the Company currently is neither subject to any material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

    On August 3, 2000, the City of New Haven, Connecticut, Long Wharf Galleria LLC and New Haven Acquisition, LLC filed a lawsuit against us, certain of our affiliates and the City of Milford. The lawsuit was filed in the Connecticut Superior Court in New Haven. The complaint, alleges among other things, that the defendants are obstructing the development of the proposed Long Wharf Galleria Mall in New Haven. In addition, the complaint alleges that the defendants have violated various Connecticut antitrust and unfair trade practice laws, engaged in vexatious litigation, abuse of legal process and tortious interference with contracts and business relations. The complaint seeks to enjoin us from further obstructing such development. The complaint also seeks unspecified compensatory and punitive damages. We believe that we have meritorious defenses against the claims alleged in this litigation, and we intend to defend the case vigorously.

    Based on consultation with counsel, management believes that these items will not have a material adverse impact on the Company's consolidated financial position or results of operations.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

    SHARES ISSUED TO DIRECTORS

    Each director who is not an officer of the Company or an employee of Westfield Holdings Limited ("WHL") or its affiliates, is entitled to annual compensation equal to $20,000 in cash and $20,000 in common stock. The number of shares issued is based on the share price of the Company's common stock on the anniversary of the director's appointment. On May 15, 2000, the Company issued a total of 6,900 shares of common stock to five directors. Such shares of common stock were issued in a private placement to the above mentioned directors pursuant to the exemption form the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) of the Securities Act.

    THE WESTFIELD CAPITAL PUT RIGHT

    On June 1, 2000, the Company sold to Westfield Capital Corporation Finance Pty. Limited ("Westfield Capital"), a subsidiary of WHL, a put right pursuant to which Westfield Capital has the right to require the Company to purchase the stock of Westland Realty Inc., ("WRI"), a subsidiary of Westfield Capital. The purchase price to be received by Westfield Capital upon the exercise of the put right is 98% of the fair market value of WRI, with the purchase price to be paid in Series F Preferred Shares. The put right is exercisable at any time on or after June 2002 and up to June 2010, and cannot be exercised if there are any assets of WRI that, in the Company's opinion, could cause WRI to fail to qualify as a real estate investment trust. In connection with certain assets of WRI that the Company may elect not to retain, the Company will be entitled to a reduction in the consideration to be paid equal to the anticipated costs of disposition of the assets (including tax liabilities). If the put right is exercised, to the extent that the assets of WRI or its subsidiaries include Series F Preferred Partnership Units, the effect to the Company will be the exchange of 98
Series F Preferred Shares for each 100 Series F Preferred Partnership Units then held by WRI, not to exceed 55,000 Series F Preferred Shares, unless approved by the shareholders of the Company at a regular meeting. The put right was sold in a private placement to Westfield Capital pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act.

    THE 2000 WARRANT

    On June 1, 2000, the Company sold a warrant (the "2000 Warrant") to Westfield America Trust ("WAT") for the purchase of common shares of the Company. Under the terms of the 2000 Warrant, WAT is entitled to purchase up to 2,840,000 common shares of the Company at an exercise price of $19.42 per common share and may exercise the 2000 Warrant at any time prior to June 1, 2025. The 2000 Warrant was issued in a private placement to WAT pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's Annual Meeting of Shareholders was held on May 8, 2000 in New York, New York.

(b) Proxies for the Annual Meeting of Shareholders were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the management's nominees as listed in the proxy statement to elect three Directors. All of the nominees were elected.

(c) The matters voted on at the meeting and the results were as follows:

    (1) To elect three Directors to serve as such until the Annual Meeting of Shareholders to be held in 2003 and until their successors are elected and qualified.

                                                              FOR       AGAINST
                                                           ----------   --------
Director #1--Frank P. Lowy, AC..........  common stock     59,205,818   150,974
Director #2--Francis T. Vincent, Jr.....  common stock     59,209,065   147,727
Director #3--Larry A. Silverstein.......  common stock     59,204,711   152,081

    (2) To approve the issuance of our common stock upon conversion of our Series E cumulative convertible redeemable preferred shares if then held by a substantial security holder of us or other restricted holder under Rule 312 of the New York Stock Exchange Listed company manual.

                                     FOR       AGAINST    ABSTAIN    BROKER NON-VOTES
                                  ----------   --------   --------   ----------------
common stock....................  50,245,173   153,298    115,458        8,842,863

    (3) To approve the issuance of a warrant to purchase our common stock to a substantial security holder of us or other restricted holder under Rule 312 of the New York Stock Exchange Listed company manual.

                                     FOR       AGAINST    ABSTAIN    BROKER NON-VOTES
                                     ---       --------   --------   ----------------
common stock....................  50,230,813   172,625    110,491        8,842,863

    (4) To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2000.

                                      FOR       AGAINST    ABSTAIN
                                   ----------   --------   --------
common stock.....................  58,964,258   351,534     41,000

    The holders of shares of common stock and the holders of shares of Series C cumulative convertible redeemable preferred shares (the "Series C Preferred Shares") voted together as a single class on each of items (2) and (3) above, the holders of shares of common stock and the holders of shares of Series C-1 cumulative convertible redeemable preferred shares (the "Series C-1 Preferred Shares") voted together as a single class on each of items (2) and (3) above and the holders of shares of common stock and the holders of shares of Series C-2 cumulative convertible redeemable preferred shares (the "Series C-2 Preferred Shares") voted together as a single class on each of items (2) and (3) above. In each instance with respect to item (2) and item (3), each share of common stock was entitled to one vote and each Series C Preferred Share, Series C-1 Preferred Share or Series C-2 Preferred Share, as applicable, was entitled to ten votes.

ITEM 5: OTHER INFORMATION

    None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

         NO.            DESCRIPTION*
---------------------   ------------
         3.1            Restated Articles of Incorporation of the Company
                        (Exhibit 3.1(1)).

         3.2            Second Amended and Restated By-Laws of the Company
                        (Exhibit 3.2(2)).

         3.3 Amendment No. 1 to the Second Amended and Restated By-Laws of the Company (Exhibit 3.3(2)).

         3.4 Amendment No. 2 to the Second Amended and Restated By-Laws of the Company (Exhibit 3.4(2)).

         3.5 Amendment No. 3 to the Second Amended and Restated By-Laws of the Company (Exhibit 3.5(2)).

         3.6 Amendment No. 4 to the Second Amended and Restated By-Laws of the Company (Exhibit 3.6(3)).

        10.1            Common Stock Purchase Warrant of the Company, issued to
                        Westfield America Trust, dated June 1, 2000.

        10.2 Contribution Agreement, dated as of June 1, 2000, by and among Westfield America Limited Partnership, Westland
                        Management, Inc. and Westfield Partners, Inc.

        10.3 Put Agreement, dated as of June 1, 2000, by and among the Company and Westfield Capital Corporation Finance Pty.
                        Limited.

        11.1 Statement regarding Computation of Per Share Earnings for the three months ended June 30, 2000.

        11.2 Statement regarding Computation of Per Share Earnings for the three months ended June 30, 1999.

        11.3 Statement regarding Computation of Per Share Earnings for the six months ended June 30, 2000.

        11.4 Statement regarding Computation of Per Share Earnings for the six months ended June 30, 1999.

        12              Statement regarding Computation of Ratios.

        27              Financial Data Schedule.

        99.1            Agreement regarding Disclosure of Long-Term Debt
                        Instruments.

        99.2            Sixth Amendment, dated June 1, 2000, to the First Amended
                        and Restated Agreement of Limited Partnership of Westfield
                        America Limited Partnership, dated as of August 3, 1998 (the
                        "OP Agreement") (Exhibit 99.7(1)).

        99.3            Seventh Amendment, dated June 5, 2000, to the OP Agreement
                        (Exhibit 99.8(1)).

------------------------

    * Some of the schedules and supplemental material to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

    (1) Incorporated by reference to designated exhibit to Amendment No. 1 to the Company's registration statement on Form S-3 filed July 7, 2000 (Registration No. 333-93163).

    (2) Incorporated by reference to designated exhibit to the Company's quarterly report on Form 10-Q filed May 17, 1999, File No. 333-22731.

    (3) Incorporated by reference to designated exhibit to the Company's quarterly report on Form 10-Q filed May 15, 2000, File No. 333-22731.

    (b) Reports on Form 8-K:

       None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000

                                                       WESTFIELD AMERICA, INC.

                                                       By:              /s/ PETER S. LOWY
                                                            -----------------------------------------
                                                                          Peter S. Lowy
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                                       /s/ MARK A. STEFANEK
                                                            -----------------------------------------
                                                                         Mark A. Stefanek
                                                              CHIEF FINANCIAL OFFICER AND TREASURER