Form 10-Q
period 2000-09-30
WESTFIELD AMERICA INC
filed 2000-11-14
CIK 913283

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Yes /X/  No / /

    As of November 14, 2000, 73,354,863 shares of Common Stock, par value $0.01 per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX

                                                                                PAGE
                                                                              --------
PART I--FINANCIAL INFORMATION

    Item 1:    Condensed Consolidated Financial Statements

               Consolidated Balance Sheets as of September 30, 2000
                (unaudited) and December 31, 1999..........................       1

               Consolidated Statements of Income (unaudited) for the three months ended September 30, 2000 and 1999 and for the nine
                months ended September 30, 2000 and 1999...................       2

               Consolidated Statements of Cash Flows (unaudited) for the
                nine months ended September 30, 2000 and 1999..............       3

               Notes to Condensed Consolidated Financial Statements
                (unaudited)................................................       4

    Item 2:    Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................      16

    Item 3:    Quantitative and Qualitative Disclosures about Market
                Risk.......................................................      25

PART II--OTHER INFORMATION

    Item 1:    Legal Proceedings...........................................      26

    Item 2:    Changes in Securities and Use of Proceeds...................      26

    Item 3:    Defaults Upon Senior Securities.............................      26

    Item 4:    Submission of Matters to a Vote of Security Holders.........      26

    Item 5:    Other Information...........................................      26

    Item 6:    Exhibits and Reports on Form 8-K............................      27

SIGNATURES.................................................................      28

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Land........................................................   $  465,340      $  454,267
Buildings, improvements and equipment.......................    3,146,747       2,990,537
Less accumulated depreciation...............................     (529,403)       (444,831)
                                                               ----------      ----------
    Net property and equipment..............................    3,082,684       2,999,973
Construction in progress....................................       76,906          67,115
Investments in unconsolidated real estate affiliates........      362,389         175,123
Participating loan to affiliates............................           --         145,000
Direct financing leases receivable..........................       79,107          80,927
                                                               ----------      ----------
    Net investment in real estate...........................    3,601,086       3,468,138
Cash and cash equivalents...................................       27,179          17,094
Restricted cash.............................................       20,373          29,358
Accounts receivable, net of allowance of $6,594 and $7,366
  in 2000 and 1999, respectively............................       50,831          47,632
Deferred expenses and other assets, net.....................       49,750          41,439
                                                               ----------      ----------
    Total assets............................................   $3,749,219      $3,603,661
                                                               ==========      ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable...............................................   $2,531,634      $2,392,137
Accounts payable and accrued expenses.......................      119,494         119,680
Distribution payable........................................       39,566          37,824
                                                               ----------      ----------
    Total liabilities.......................................    2,690,694       2,549,641
                                                               ----------      ----------
Minority interests..........................................      104,925          33,180
Series C, D and E preferred stock...........................      361,000         361,000
Common stock................................................          733             733
Series A and B preferred stock..............................      121,000         121,000
Additional paid-in capital..................................      470,867         538,107
                                                               ----------      ----------
    Total shareholders' equity..............................      592,600         659,840
                                                               ----------      ----------
    Total liabilities and shareholders' equity..............   $3,749,219      $3,603,661
                                                               ==========      ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

             (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
REVENUES:
  Minimum rents.....................................  $ 89,114   $ 82,119   $259,926   $252,596
  Tenant recoveries.................................    42,000     34,924    120,155    110,553
  Percentage rents..................................     3,531      2,908     12,170      9,373
                                                      --------   --------   --------   --------
    Total revenues..................................   134,645    119,951    392,251    372,522
                                                      --------   --------   --------   --------
EXPENSES:
  Operating.........................................    43,124     37,690    122,000    113,841
  Management fees...................................     2,215      2,497      6,839      7,725
  Advisory fee......................................     2,603      2,309      8,011      5,951
  General and administrative........................       246        160      1,394      1,342
  Depreciation and amortization.....................    29,051     26,950     84,050     84,769
                                                      --------   --------   --------   --------
    Total expenses..................................    77,239     69,606    222,294    213,628
                                                      --------   --------   --------   --------
OPERATING INCOME....................................    57,406     50,345    169,957    158,894
INTEREST EXPENSE, net...............................   (46,794)   (42,424)  (138,510)  (141,609)
OTHER INCOME:
  Equity in income of unconsolidated real estate
    affiliates......................................     4,232      1,958      7,823      5,344
  Gain on sale of investments.......................        --         --         --      1,971
  Interest and other income.........................       901      4,691      9,090     13,464
                                                      --------   --------   --------   --------
INCOME BEFORE MINORITY INTEREST.....................    15,745     14,570     48,360     38,064
  Minority interests in earnings of consolidated
    real estate affiliates..........................    (2,440)    (1,014)    (4,516)    (3,416)
                                                      --------   --------   --------   --------
NET INCOME..........................................  $ 13,305   $ 13,556   $ 43,844   $ 34,648
                                                      ========   ========   ========   ========
  Net income allocable to preferred shares..........  $ 10,510   $  9,559   $ 31,530   $ 26,809
  Net income allocable to common shares.............     2,795      3,997     12,314      7,839
                                                      --------   --------   --------   --------
                                                      $ 13,305   $ 13,556   $ 43,844   $ 34,648
                                                      ========   ========   ========   ========
EARNINGS PER COMMON SHARE:
  Basic.............................................  $   0.04   $   0.05   $   0.17   $   0.11
                                                      ========   ========   ========   ========
  Diluted...........................................  $   0.04   $   0.05   $   0.16   $   0.11
                                                      ========   ========   ========   ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
  Basic.............................................    73,354     73,345     73,350     73,342
                                                      ========   ========   ========   ========
  Diluted...........................................    76,461     74,413     76,511     74,373
                                                      ========   ========   ========   ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (UNAUDITED AND IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 43,844   $ 34,648
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    84,050     84,769
    Amortization of deferred loan fees......................     3,969      4,209
    Equity in income of unconsolidated real estate
      affiliates............................................    (7,823)    (5,344)
    Minority interests in earnings of consolidated real
      estate affiliates.....................................     4,516      3,416
    Gain on sale of investments.............................        --     (1,971)
    Issuance of common stock to independent directors.......       120        140
  Changes in assets and liabilities:
    Accounts receivable, net................................    (2,570)    (6,871)
    Deferred expenses and other assets......................   (13,178)    (7,733)
    Accounts payable and accrued expenses...................     1,876     11,966
                                                              --------   --------
  Net cash flows provided by operating activities...........   114,804    117,229
                                                              --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures and acquisitions.....................  (116,220)  (306,525)
  Proceeds from sale of investments.........................        --    314,527
  Investment in unconsolidated joint ventures...............    (2,842)    (5,925)
  Cash distributions from unconsolidated real estate
    affiliates..............................................    11,040      3,996
  Cash and cash equivalents of consolidated partnership.....     1,270         --
  Notes receivable repayments...............................        --        500
  Direct financing leases receivable repayments.............     1,820      1,701
  Decrease in restricted cash...............................     8,985     10,853
                                                              --------   --------
  Net cash flows (used in) provided by investing
    activities..............................................   (95,947)    19,127
                                                              --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of warrants and options, net.......     1,741      2,901
  Proceeds from issuance of preferred stock.................        --     86,000
  Cash distributions paid to preferred shareholders.........   (31,471)   (24,273)
  Cash distributions paid to common shareholders............   (80,867)   (79,208)
  Cash distributions paid to minority interests.............    (5,350)    (3,694)
  Proceeds from notes payable...............................   454,212    738,019
  Principal payments on notes payable.......................  (347,037)  (860,625)
                                                              --------   --------
  Net cash flows used in financing activities...............    (8,772)  (140,880)
                                                              --------   --------
  Net increase (decrease) in cash and cash equivalents......    10,085     (4,524)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    17,094     25,272
                                                              --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 27,179   $ 20,748
                                                              ========   ========

SUPPLEMENTAL CASH FLOW INFORMATION PROVIDED IN NOTE 8.

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

1.  ORGANIZATION:

    Westfield America, Inc., a Missouri corporation (the "Company") is primarily in the business of owning, operating, leasing, developing, redeveloping and acquiring super-regional and regional retail shopping centers in major metropolitan areas in the United States. The Company is a publicly traded real estate investment trust ("REIT") with interests in 39 major shopping centers branded nationwide as "Westfield Shoppingtowns." The Company's portfolio of Westfield Shoppingtowns includes clusters of regional and super-regional shopping centers located in nine states in the east coast, midwest and west coast regions of the United States.

    The Company, through its controlling interest in Westfield America Limited Partnership (the "Operating Partnership") and its other subsidiaries and affiliates, owns interests in a portfolio of 24 super-regional shopping centers, 12 regional shopping centers, three power centers (individually, a "Center" and collectively, the "Centers"), 12 separate department store properties which are net leased under financing leases to The May Department Stores Company and certain other real estate investments (collectively, the "Properties").

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

2.  BASIS OF PRESENTATION:

    The accompanying Condensed Consolidated Financial Statements of the Company are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods have been included. The results for the interim period ended September 30, 2000 are not necessarily indicative of the results to be obtained for the full calendar year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the December 31, 1999 audited Consolidated Financial Statements, and Notes thereto, included in the Company's 1999 Annual Report on Form 10-K filed on March 30, 2000.

    The Company conducts its business through its Operating Partnership, wholly-owned subsidiaries and affiliates. The Condensed Consolidated Financial Statements include the accounts of the Company and all controlled subsidiaries. The Company does not consider itself to be in control when the other partners have important approval rights over major actions. Investments in non-controlled real estate affiliates are accounted for using the equity method, and investments in entities in which the Company owns less than 20%, and is not able to exercise significant influence are accounted for using the cost method. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    In August 1999, the Company acquired Palm Desert Town Center in Palm Desert, California for $82,010. Westfield Shoppingtown Palm Desert is an 869,000 square foot super-regional shopping center with five anchors and 129 specialty stores. Funds for the purchase of Palm Desert were obtained from the issuance of $86,000 in convertible preferred stock as further described in Note 7.

4.  INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES:

    As of September 30, 2000, the Company's economic interest in Properties held by unconsolidated real estate affiliates is as follows:

                                                                       ECONOMIC
PROPERTY                                          LOCATION             INTEREST
--------                                          --------             --------
Garden State Plaza............         Paramus, NJ                       50.0%
Plaza Camino Real.............         Carlsbad, CA                      40.0%
UTC...........................         La Jolla, CA                      50.0%
Valley Fair...................         San Jose, CA                      50.0%
Vancouver.....................         Vancouver, WA                     50.0%
West Valley...................         Canoga Park, CA                   42.5%

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

4.  INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES: (CONTINUED)

    A summary of the condensed combined balance sheets and statements of income for unconsolidated real estate affiliates is as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                               (AUDITED)
CONDENSED COMBINED BALANCE SHEETS:
Investment in real estate:
  Land, building and improvements, at cost..................   $1,085,368       $642,914
  Less accumulated depreciation and amortization............     (179,570)       (46,264)
  Construction in progress..................................       74,052         54,589
                                                               ----------       --------
Net investment in real estate...............................      979,850        651,239
Notes payable...............................................     (594,455)      (352,250)
Other net assets and liabilities and outside interests......      (23,006)      (123,866)
                                                               ----------       --------
Investments in unconsolidated real estate affiliates........   $  362,389       $175,123
                                                               ==========       ========

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
CONDENSED COMBINED STATEMENTS OF INCOME:
Total revenues..........................................  $40,015    $21,856    $85,987    $51,308
Costs and expenses:
  Operating, general and administrative.................   10,287      6,635     23,006     16,123
  Interest expense, net.................................   11,187      6,151     24,192     12,820
  Depreciation and amortization.........................    8,745      4,747     19,662     11,540
                                                          -------    -------    -------    -------
Net income..............................................    9,796      4,323     19,127     10,825
Outside interests' share of income......................   (5,564)    (2,365)   (11,304)    (5,481)
                                                          -------    -------    -------    -------
Equity in income of unconsolidated real estate
  affiliates............................................  $ 4,232    $ 1,958    $ 7,823    $ 5,344
                                                          =======    =======    =======    =======

    Significant accounting policies used by the unconsolidated real estate affiliates are similar to those used by the Company.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

5. NOTES PAYABLE:

    As of September 30, 2000 and December 31, 1999, the Company had consolidated indebtedness as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                               (AUDITED)
Secured line of credit with a group of banks with a maximum
  commitment of $450,000, interest only payable monthly at
  LIBOR +1.30% (7.64% effective rate at September 30, 2000),
  due in 2002 with an option to extend......................    $197,000        $150,766
Unsecured bridge facility with a group of banks, interest
  only payable monthly at LIBOR + 1.75% (7.83% effective
  rate at September 30, 2000), due in 2001..................     150,000              --
Unsecured subordinated notes to Australian investors,
  interest payable semi-annually at LIBOR + 2.32% (8.38%
  effective rate at September 30, 2000), due in equal
  installments in 2001, 2002 and 2003.......................     301,088         301,088
Collateralized note payable, interest only payable monthly
  at LIBOR + 0.53% (6.28% effective rate at September 30,
  2000) due in 2001.........................................     754,100         754,100
Senior collateralized non-recourse notes, interest at 6.39%,
  principal and interest payable quarterly, due in 2004.....      11,796          14,001
Senior collateralized non-recourse notes bearing interest at
  7.33%, interest only payable quarterly until 2004,
  principal and interest payable quarterly thereafter, due
  in 2014...................................................      55,167          55,167
Collateralized commercial mortgage notes due in 2004,
  interest only payable monthly at 6.78%....................      75,000          75,000
Collateralized non-recourse note payable to an insurance
  company, effective interest at 7.00%, principal and
  interest payable monthly, due in 2018.....................      18,181          18,556
Collateralized non-recourse note payable to an insurance
  company, effective interest at 7.00%, principal and
  interest payable monthly, due in 2006.....................      22,124          22,532
Collateralized non-recourse note payable to an insurance
  company, effective interest at 7.00%, principal and
  interest payable monthly, due in 2022.....................      71,378          72,399
Collateralized non-recourse note payable to an insurance
  company, effective interest at 7.00%, principal and
  interest payable monthly, due in 2002.....................      57,897          59,518
Collateralized non-recourse note payable to an insurance
  company, effective interest at 7.77%, principal and
  interest payable monthly, due in 2002.....................      43,412          43,714
Collateralized non-recourse notes payable to an insurance
  company, effective interest at 7.00%, principal and
  interest payable monthly, due in 2004.....................      59,964          61,518
Collateralized non-recourse notes payable to insurance
  companies, interest at 7.72%, principal and interest
  payable monthly, due in 2010..............................     157,718         158,773
Collateralized commercial mortgage notes due in 2009,
  effective interest at 8.31%, principal and interest
  payable monthly...........................................     375,181         377,000
Collateralized term loan, interest only payable monthly at
  LIBOR + 1.50% (7.88% effective rate at September 30,
  2000), due in 2001........................................      64,000          64,000

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

5. NOTES PAYABLE: (CONTINUED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Collateralized construction loan with a maximum commitment
  of $37,500, interest only payable monthly at LIBOR +1.75%
  (8.08% effective rate at September 30, 2000), due in
  2001......................................................       35,241          32,311
Collateralized term loan, interest only payable monthly at
  LIBOR +1.45% (7.73% effective rate at September 30, 2000),
  due in 2002...............................................       37,500              --
Collateralized construction loan with a maximum commitment
  of $55,000, interest only payable at LIBOR +1.75% (8.04%
  effective rate at September 30, 2000), due in 2002........        4,887              --
Collateralized non-recourse term loan, interest only payable at LIBOR +1.55% (8.30% effective rate at September 30,
  2000), due in 2003........................................       40,000              --
Collateralized non-recourse note payable to an insurance
  company, interest at an effective rate of 7.15%, the note
  was repaid and retired in May 2000........................           --         131,694
                                                               ----------      ----------
                                                               $2,531,634      $2,392,137
                                                               ==========      ==========

    On September 28, 2000, the Company obtained a secured construction loan with a bank with a maximum commitment of $54,000, of which the entire amount was undrawn at September 30, 2000. The terms of the loan are interest only payable monthly at LIBOR + 1.80%, due in March 2003. The proceeds from this secured loan will be used to redevelop Westfield Shoppingtown South County.

    Interest costs capitalized for the three months ended September 30, 2000 and 1999 and nine months ended September 30, 2000 and 1999, totaled $1,346, $844, $2,885 and $1,688, respectively.

    In June 1998, the Company issued $301,088 of unsecured notes ("Capital Notes") to Australian investors. The Capital Notes, which are listed on the Australian Stock Exchange, are denominated in Australian dollars. In conjunction with the issuance of the Capital Notes, the Company entered into interest rate swaps and foreign currency hedge agreements which effectively fixed the interest and principal payments due to the holders of the Capital Notes in U.S. dollars and fixed the interest rate at 8.38%. The unrealized loss on the interest rate swap and foreign currency hedge agreement was approximately $56,274 at September 30, 2000 as compared to an unrealized gain of $5,403 at December 31, 1999.

    A certain collateralized non-recourse note payable requires the Company to pay contingent interest equal to 30% of the excess of each year's rental receipts (as defined) over a stipulated minimum. During the three months ended September 30, 2000 and 1999, and nine months ended September 30, 2000 and 1999, contingent interest totaled $349, $300, $947, and $875, respectively.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

5. NOTES PAYABLE: (CONTINUED)
    The annual maturities of the notes payable as of September 30, 2000, are as follows:

2000........................................................  $    3,636
2001........................................................   1,118,833
2002........................................................     450,885
2003........................................................     154,626
2004........................................................     139,703
Thereafter..................................................     663,951
                                                              ----------
                                                              $2,531,634
                                                              ==========

6. INTEREST RATE SWAP CONTRACTS:

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

                                                NOTIONAL       RANGE OF          RANGE OF
                                                 AMOUNT      FIXED RATES      MATURITY DATES
                                               ----------   --------------  -------------------
Current swaps where the Company is a receiver
  of LIBOR...................................  $1,477,000   5.84% to 7.09%  6/30/01 to 12/11/08
Deferred swaps where the Company is a
  receiver of LIBOR..........................  $1,025,000   5.99% to 6.90%  6/11/05 to 4/01/08

    The net unrealized gain on interest rate swap contracts was approximately $29,513 at September 30, 2000 as compared to an unrealized gain of $48,744 at December 31, 1999.

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

    As consideration for the 50% partnership interest in GSP in June 2000, the Operating Partnership issued 52,483 Series F Preferred Partnership Units. Under certain circumstances, the holders of Series F Preferred Partnership Units may exchange their units for cash, or, at the discretion of the Company, an equivalent number of shares of Series F Preferred Stock. Each Series F Preferred Partnership Unit has a liquidation preference of $1,000, plus all accrued and unpaid distributions, and the holder of a Series F Preferred Partnership Unit is entitled to receive from the Operating Partnership annual distributions equal to the greater of $85.00 per unit or 51.4933 multiplied by the dividend per share declared per common share. The Operating Partnership has the option to redeem the Series F Preferred Partnership Units any time after June 2020 at a redemption price of $1,000 per unit, which is equal to the liquidation preference.

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

    The holders of the Company's common stock vote together as a class on all matters and are entitled to receive distributions declared after payment of dividends on preferred stock. Distributions were declared on September 19, 2000 to shareholders of record on September 30, 2000 totaling $37,650, including $0.37 per common share, for the quarter ended September 30, 2000, and were paid on October 31, 2000. These distributions are equal to $1.48 per common share on an annualized basis.

    In May 1998, the Company entered into a stock subscription agreement ("1998 Subscription Agreement") with WAT. Under the 1998 Subscription Agreement, the Company has the obligation to sell, and WAT has the obligation to purchase, up to A$465,000 (approximately US$253,425 at September 30, 2000) of the Company's common stock in three equal installments at a 5% discount to the then prevailing market price of the Company's common stock at June 2001, 2002 and 2003. In lieu of issuing common stock at each installment date, the Company has the option to pay the 5% discount in cash or common stock.

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

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

7. CAPITAL STOCK: (CONTINUED)
In May and September 2000, the Company issued a total of 6,900 and 1,422 shares, respectively of common stock to directors.

    Under certain circumstances, investors in the Operating Partnership may exchange their investor unit rights ("Investor Unit Rights") for cash or, at the discretion of the Company, shares of the Company's common stock. Holders of Investor Unit Rights are entitled to receive from the Operating Partnership, when declared, distributions per Investor Unit Right equal to the distribution per share paid to holders of the Company's common stock. At September 30, 2000 and December 31, 1999 there were 2,164,235 Investor Unit Rights outstanding.

    In 1998 and 1999, the Company acquired partnership interests in Independence Mall. The acquisition price consisted of cash and partnership units in affiliated partnerships. Under certain circumstances, the holders of these partnership units may exchange their units for 1) an equivalent number of Investor Unit Rights, 2) cash or, 3) at the discretion of the Company, an equivalent number of shares of the Company's common stock. At September 30, 2000 and December 31, 1999, there were 911,185 of these partnership units outstanding.

    As of September 30, 2000, there were 73,354,863 shares of common stock, par value $0.01 per share, outstanding.

    The following is a summary of the elements used in calculating basic and diluted earnings per share ("EPS"):

                                              FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                              ---------------------------   -------------------------
                                                  2000           1999          2000          1999
                                              ------------   ------------   -----------   -----------
Net income..................................   $   13,305     $   13,556    $   43,844    $   34,648
Less: preferred stock dividends.............      (10,510)        (9,559)      (31,530)      (26,809)
                                               ----------     ----------    ----------    ----------
Net income for basic EPS....................        2,795          3,997        12,314         7,839
Add: net income allocable to Investor Unit
  Rights....................................           31             --           197            --
                                               ----------     ----------    ----------    ----------
Net income for diluted EPS..................   $    2,826     $    3,997    $   12,511    $    7,839
                                               ==========     ==========    ==========    ==========
Weighted average common shares outstanding
  (denominator for basic EPS)...............   73,353,626     73,345,335    73,350,078    73,341,576
Diluted equivalent common shares:
  1996, 1997 and 2000 Warrants..............           --             --            --        12,026
  1998 Subscription Agreement...............      943,293      1,067,347       996,873     1,019,607
  Investor Unit Rights......................    2,164,235             --     2,164,235            --
                                               ----------     ----------    ----------    ----------
Weighted average common shares and common
  share equivalents outstanding (denominator
  for diluted EPS)..........................   76,461,154     74,412,682    76,511,186    74,373,209
                                               ==========     ==========    ==========    ==========
EPS:
  Basic.....................................   $     0.04     $     0.05    $     0.17    $     0.11
                                               ==========     ==========    ==========    ==========
  Diluted...................................   $     0.04     $     0.05    $     0.16    $     0.11
                                               ==========     ==========    ==========    ==========

    The Company's convertible preferred shares were not included in the earnings per share calculation as their effect is antidilutive.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

8. SUPPLEMENTAL CASH FLOW INFORMATION:

    For the nine months ended September 30, 2000 and 1999, the Company paid interest totaling $134,604 and $134,743, respectively, net of capitalized interest.

    NON CASH INVESTING AND FINANCING INFORMATION:

    The Company's purchase of a 50% managing interest in GSP in June 2000 included the assumption of the Garden State Plaza participating loan of $145,000 and the issuance of the Series F Preferred Partnership Units valued at $52,483, which resulted in a non-cash addition to investments in unconsolidated real estate affiliates of $197,483.

    Independence Mall was accounted for under the equity method during 1999 and has been consolidated beginning in 2000. The Company's 85% interest in the condensed assets and liabilities of Independence at January 1, 2000 was as follows:

Net investment in real estate...............................  $61,326
Cash and cash equivalents...................................    1,270
Accounts receivable.........................................      630
Deferred expenses and other assets, net.....................      231
Notes payable...............................................  (32,322)
Accounts payable and accrued liabilities....................     (855)
Minority/other partners' interest...........................  (20,497)
                                                              -------
The Company's investment in Independence Mall...............  $ 9,783
                                                              =======

    During the nine months ended September 30, 2000, construction in progress totaling $73,563 was placed into service.

    During the nine months ended September 30, 1999, the Company recorded a decrease in minority interest totaling $5,213 as a result of the acquisition of a 16% interest in Wheaton Plaza for Investor Unit Rights in January 1999.

    In June 1999, the Company completed a joint venture transaction (the "Joint Venture") with J.P. Morgan Investment Management, Inc., acting for a group of pension trusts ("J.P. Morgan"), which effectively transferred a 50% interest in UTC and Valley Fair to J.P. Morgan for approximately $246,000 including the assumption of debt totaling approximately $120,000.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

8. SUPPLEMENTAL CASH FLOW INFORMATION: (CONTINUED)
    Prior to formation of the Joint Venture with J.P. Morgan, UTC was included in the Company's consolidated accounts. After completion of the Joint Venture, the Company began accounting for UTC under the equity method. The Company's 50% interest in the fixed assets and liabilities transferred to the Joint Venture was as follows:

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
                                                                  ========

9. RELATED PARTIES:

    The Manager entered into an agreement with the Company to manage and lease the properties in the Company's portfolio beginning January 1, 1995. In consideration for providing these management services, the Manager is reimbursed certain recoverable property operating costs including mall related payroll, and is entitled to receive gross fees of 5% of minimum and percentage rents received by the Company. Property management fees totaling $2,215 and $2,497, net of capitalized leasing fees of $1,932 and $1,793 were expensed by the Company for the three months ended September 30, 2000 and 1999, respectively. Property management fees totaling $6,839 and $7,725, net of capitalized leasing fees of $6,626 and $5,349 were expensed by the Company for the nine months ended September 30, 2000 and 1999, respectively. Included in accounts payable and accrued expenses at September 30, 2000 and December 31, 1999 are management fees payable to the Manager totaling $1,441 and $1,461, respectively.

    In addition to the management fees, the Manager was reimbursed for recoverable operating costs, including mall related payroll costs, totaling $4,939 and $5,261 for the three months ended September 30, 2000 and 1999, respectively, and $16,721 and $15,968 for the nine months ended September 30, 2000 and 1999, respectively.

    The Company entered into a Master Development Framework Agreement with the Developer under which the Company granted the Developer the exclusive right to carry out expansion, redevelopment and related works on the Company's wholly-owned shopping centers and to endeavor to have the Developer be appointed by the relevant partner to carry out similar activities for jointly owned real estate affiliates. During the three months ended September 30, 2000 and 1999, the Company reimbursed the Developer $32,419 and $30,762, respectively, and $64,072 and $65,949 for the nine months ended September 30, 2000 and 1999, respectively, for expansion, redevelopment and related work.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

     (UNAUDITED AND IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

9. RELATED PARTIES: (CONTINUED)
    In July 1996, the Company engaged the Advisor to provide a variety of asset management and investment services, subject to supervision of the Company. The Advisor is entitled to an annual fee equal to 25% of the annual Funds from Operations ("FFO") in excess of the Advisory FFO Amount ($157,692 at
September 30, 2000), but not to exceed 55 basis points of the Net Equity Value (as defined) of the Company's assets. The Advisory FFO amount increases whenever the Company issues additional equity. The advisory fee was $2,603 and $2,309 for the three months ended September 30, 2000 and 1999, respectively and $8,011 and $5,951 for the nine months ended September 30, 2000 and 1999, respectively.

    Included in interest and other income for the three and nine months ended September 30, 2000 and 1999 is interest income earned on the Garden State Plaza loan totaling $0, $4,280, $6,646, and $11,943, respectively.

10. COMMITMENTS AND CONTINGENCIES:

    The Company is currently involved in several development projects and had outstanding commitments totaling approximately $366,175 at September 30, 2000.

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

    The Company currently is not subject to any litigation which management believes would have a material adverse impact on the Company's consolidated financial position or results of operations. Nor, to management's knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

11. NEW ACCOUNTING PRONOUNCEMENTS:

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which addressed certain revenue recognition policies, including the accounting for percentage rent by a landlord. SAB 101 requires percentage rent to be recognized as revenue only when each tenant's sales exceed their sales threshold. In June 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" which effectively delays the implementation date of SAB 101 until no later than the fourth quarter of 2000. The Company had previously accrued interim percentage rents as income upon the tenant's sales meeting the threshold or when achievement of the threshold was probable based upon reported and estimated sales. The Company will adopt SAB 101 effective January 1, 2000, no later than the fourth quarter of 2000. The effect of SAB 101 on the quarters will be determined and disclosed in connection with the Company's annual financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

   (UNAUDITED AND IN THOUSANDS EXCEPT SHARE, UNIT, PER SHARE, AND FLOOR AREA
                                    AMOUNTS)

11. NEW ACCOUNTING PRONOUNCEMENTS: (CONTINUED)

    In June 1998, the FASB Issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities," which delays the implementation of SFAS 133 from January 1, 2000 to January 1, 2001. In
June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement
No. 133," ("SFAS 138"), which amends the accounting and reporting standards of SFAS 133. The Company will implement SFAS 133 and SFAS 138 effective January 1, 2001. The Company has not determined the impact of SFAS 133 and SFAS 138 on its consolidated financial statements.

12. SUBSEQUENT EVENT:

    On October 6, 2000, the Company acquired an additional 49.5% interest in Westfield Shoppingtown Vancouver in Vancouver, Washington for approximately $24,500 plus the assumption of debt of $15,137. Westfield Shoppingtown Vancouver is an 870,000 square foot super-regional shopping center with five anchors and 144 specialty stores. Funds for the acquisition were obtained from the refinancing of a secured loan on the property.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

OVERVIEW

    Westfield America, Inc., a Missouri corporation (the "Company"), is a publicly traded real estate investment trust ("REIT") specializing in enclosed shopping centers. At September 30, 2000, the Company had interests in 39 major shopping centers branded as "Westfield Shoppingtowns". The Company's portfolio of Westfield Shoppingtowns includes clusters of shopping centers in major markets in the east coast, midwest and west coast regions of the United States.

    The Company has been engaged for over 40 years in the business of owning, operating, leasing, developing, redeveloping and acquiring regional and super-regional shopping centers. As of September 30, 2000, the Company's portfolio of 39 shopping centers (the "Centers") consisted of 24 super-regional shopping centers with approximately 27.4 million square feet of space, 12 regional shopping centers with approximately 8.3 million square feet of space, three power centers with approximately 1.4 million square feet of space and seven office buildings adjacent to its Centers with approximately 600,000 square feet of space, representing approximately 72.7%, 22.0%, 3.7%, and 1.6%, respectively, of the Company's 37.7 million square feet of retail and office space generally referred to as gross leasable area ("Total GLA").

    The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the Notes thereto for the nine months ended September 30, 2000 and the Consolidated Financial Statements of the Company for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K filed on March 30, 2000.

GENERAL BACKGROUND

    At September 30, 2000 and for the nine months then ended, the Condensed Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 33 Centers, the equity in income in six properties held by unconsolidated real estate affiliates, including Westfield Shoppingtown Garden State Plaza, which was acquired in June 2000 and Westfield Shoppingtown UTC which became a deconsolidated entity in June 1999, 12 separate department store properties that are net leased to The May Department Stores Company (the "May Company") under finance leases, and a $145 million secured participating loan (the "Garden State Plaza Loan") which was assumed in June 2000 in connection with the Garden State Plaza acquisition.

    At September 30, 1999 and for the nine months then ended, the Condensed Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 31 Centers, including Westfield Shoppingtown Palm Desert, which was acquired in August 1999, the equity in income of six properties held by unconsolidated real estate affiliates, including Westfield Shoppingtown UTC which became a deconsolidated entity in June 1999, Los Cerritos until this Center was sold in June 1999 and an additional 32% interest and 15% interest in Westfield Shoppingtown Wheaton Plaza and Independence Mall, respectively, which were acquired effectively in January 1999, 12 separate department store properties that are net leased to The May Company under financing leases, and the Garden State Plaza Loan.

    Fluctuations in the Company's results of operations from period to period reflect the acquisition of a 50% interest in Westfield Shoppingtown Garden State Plaza in June 2000 and the acquisition of Westfield Shoppingtown Palm Desert in August 1999 and the sale of Westfield Shoppingtown Los Cerritos and conveyance of a joint venture interest in Westfield Shoppingtown UTC, both in June of 1999. These transactions are referred to as the "Property Transactions".

    The acquisition of a 50% interest in Garden State Plaza was facilitated through the issuance of Series F Preferred Partnership Units in Westfield America Limited Partnership (the "Operating Partnership") and the assumption of the $145 million Garden State Plaza Loan. The proceeds obtained from the sale of Los Cerritos and the conveyance of a joint venture interest in UTC were used to pay down the Company's unsecured corporate credit facility in 1999 and to provide liquidity for future redevelopments and strategic acquisitions. Palm Desert was acquired with proceeds obtained from the issuance of Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Shares").

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

    TOTAL REVENUES increased $14.6 million or 12.3% to $134.6 million for the three months ended September 30, 2000 compared to $120.0 million for the same period in 1999. Excluding the Property Transactions previously noted, total revenues increased $11.3 million or 9.6% due to increased occupancy at Westfield Shoppingtowns Fox Hills, Parkway Plaza, Santa Anita, West Covina, and Solano, higher minimum rents generated by recently completed redevelopments at Westfield Shoppingtowns Meriden, Annapolis, Connecticut Post, Mid Rivers and Crestwood, higher specialty leasing throughout the portfolio, higher percentage rents due to higher sales during the quarter ended September 30, 2000 and higher recovery revenues due to higher operating expenses.

    TOTAL EXPENSES increased $7.6 million to $77.2 million for the three months ended September 30, 2000 as compared to $69.6 million for the same period in 1999. Excluding the Property Transactions previously noted, total expenses increased $5.8 million or 8.5% primarily due to property tax re-assessments and recently completed redevelopments.

    INTEREST EXPENSE, net of capitalized interest of $1.3 million, increased $4.4 million to $46.8 million for the three months ended September 30, 2000 as compared to $42.4 million for the same period in 1999. The increase in interest expense was due primarily to increases in floating rate debt, interest rates and interest expense on redevelopments placed in service.

    EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES increased
$2.2 million to $4.2 million for the three months ended September 30, 2000 as compared to $2.0 million for the same period in 1999, due primarily to the acquisition of Garden State Plaza in June 2000 partially offset by an increase in interest expense at Valley Fair as a result of a refinancing in June 1999.

    INTEREST AND OTHER INCOME decreased $3.8 million to $0.9 million for the three months ended September 30, 2000 as compared to $4.7 million for the same period in 1999. The decrease was due primarily to the assumption of the Garden State Plaza Loan in connection with the Garden State Plaza acquisition in June 2000.

    NET INCOME decreased $0.3 million or 1.9% to $13.3 million for the three months ended September 30, 2000 as compared to $13.6 million for the same period in 1999. Excluding the Property Transactions, previously noted, net income increased $1.0 million for the reasons discussed above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

    TOTAL REVENUES increased $19.7 million or 5.3% to $392.2 million for the nine months ended September 30, 2000 compared to $372.5 million for the same period in 1999. Excluding the Property Transactions previously noted, total revenues increased $26.3 million or 7.5% due to increased occupancy at Westfield Shoppingtowns Downtown Plaza, Fox Hills, Parkway Plaza, Santa Anita, West Covina, Solano and Wheaton, higher minimum rents generated by recently completed redevelopments at Westfield Shoppingtowns Annapolis, Connecticut Post, Meriden, Mid Rivers, Mission Valley West and Crestwood, higher specialty leasing and percentage rents throughout the portfolio and higher recovery revenues due to higher operating expenses.

    TOTAL EXPENSES increased $8.7 million to $222.3 million for the nine months ended September 30, 2000 as compared to $213.6 million for the same period in 1999. Excluding the Property Transactions previously noted, total expenses increased $12.7 million or 6.3% primarily due to property tax re-assessments, recently completed redevelopments and an increase in the advisory fee.

    INTEREST EXPENSE, net of capitalized interest of $2.9 million, decreased $3.1 million to $138.5 million for the nine months ended September 30, 2000 as compared to $141.6 million for the same period in 1999, due primarily to the sale of Los Cerritos and conveyance of a joint venture interest in UTC. The decrease in interest expense was partially offset by increases in floating rate debt, interest rates and interest expense on redevelopments placed in service.

    EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES increased
$2.5 million to $7.8 million for the nine months ended September 30, 2000 due primarily to the acquisition of Garden State Plaza in June 2000 and the conveyance of a joint venture interest in UTC in June 1999, partially offset by an increase in interest expense at Valley Fair as a result of a refinancing in June 1999.

    GAIN ON SALE OF INVESTMENTS was $2.0 million for the nine months ended September 30, 1999 due to the sale of Los Cerritos in June 1999.

    INTEREST AND OTHER INCOME decreased $4.4 million for the nine months ended September 30, 2000 as compared to the same period in 1999. The decrease was due primarily to the assumption of the Garden State Plaza Loan in connection with the Garden State Plaza acquisition in June 2000.

    NET INCOME increased $9.2 million or 26.5% to $43.8 million for the nine months ended September 30, 2000 as compared to $34.6 million for the same period in 1999. Excluding the Property Transactions previously noted and the 1999 gain on sale of investments, net income increased $13.0 million for the reasons discussed above.

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

    The following is a summary of the Company's FFO and a reconciliation of net income to FFO for the periods presented (amounts in thousands, except percentages):

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Funds from Operations.................................  $49,238    $44,087    $142,445   $127,294
                                                        =======    =======    ========   ========
Increase in Funds from Operations from prior period...     11.7%                  11.9%
                                                        =======               ========
Reconciliation:
  Net income..........................................  $13,305    $13,556    $ 43,844   $ 34,648
  Gain on sale of investments.........................       --         --          --     (1,971)
  Income allocable to Investor Unit Rights............    1,654        490       2,834      2,023
  Depreciation and amortization:
    Deferred financing leases.........................      615        577       1,820      1,701
    Consolidated properties...........................   29,051     26,950      84,050     84,769
    Unconsolidated real estate affiliates.............    4,963      2,777      10,917      6,920
    Minority interest portion.........................     (350)      (263)     (1,020)      (796)
                                                        -------    -------    --------   --------
Funds from Operations.................................  $49,238    $44,087    $142,445   $127,294
                                                        =======    =======    ========   ========

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

    The Company's EBITDA after minority interest plus its pro-rata share of EBITDA of unconsolidated real estate affiliates increased from $274.3 million for the nine months ended September 30, 1999 to $291.2 million for the same period in 2000. The growth in EBITDA reflects the Property Transactions previously noted, increased rental rates, increased retailer sales, improved occupancy levels and effective control of operating costs throughout the rest of the portfolio.

    The following is a summary of the Company's EBITDA and a reconciliation of EBITDA to FFO (which has been reconciled to the Company's net income above) for the periods presented (amounts in thousands, except percentages):

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
EBITDA...............................................  $100,886   $89,251    $291,247   $274,268
                                                       ========   =======    ========   ========
Increase in EBITDA from prior period.................      13.0%                  6.2%
                                                       ========              ========
Reconciliation:
  Funds from Operations..............................  $ 49,238   $44,087    $142,445   $127,294
  Interest expense:
    Consolidated properties..........................    46,794    42,424     138,510    141,609
    Unconsolidated real estate affiliates............     5,430     3,211      11,962      6,750
    Minority interest portion........................      (576)     (471)     (1,670)    (1,385)
                                                       --------   -------    --------   --------
EBITDA...............................................  $100,886   $89,251    $291,247   $274,268
                                                       ========   =======    ========   ========

PORTFOLIO DATA

SEASONALITY

    The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season when retailer occupancy and retail sales are typically at their highest levels. In addition, shopping centers achieve a substantial portion of their specialty (temporary retailer) rents during the holiday season. As a result of the above, earnings in the shopping center industry are generally highest in the fourth quarter of each year.

    The following table summarizes certain quarterly data for 1999 and the first three quarters of 2000 for the Company's Centers (amounts in thousands, except percentages):

                                                    1ST            2ND        3RD         4TH
                                                  QUARTER        QUARTER    QUARTER     QUARTER
                                                  --------       --------   --------   ----------
2000 QUARTERLY DATA:
  Mall Shop sales(2)............................  $700,778        778,533    759,758          N/A
  Revenues......................................  $151,588 (1)    160,172    175,561          N/A
  Percentage leased.............................        92%            93%        94%         N/A
1999 QUARTERLY DATA:(1)
  Mall Shop sales...............................  $659,438       $729,237   $733,418   $1,118,513
  Revenues......................................  $145,599       $145,197   $146,498   $  159,872
  Percentage leased.............................        92%            92%        93%          94%

------------------------

(1) Excluding recently acquired Garden State Plaza

(2) Excluding recently acquired Garden State Plaza, and West County, currently under redevelopment.

REPORTED TENANT SALES VOLUME

    Total sales for Mall Shops (retail stores with less than 20,000 square feet of GLA) affect revenue and profitability levels of the Company because they determine the amount of minimum rent the Company can charge, the percentage rent it realizes and the recoverable expenses (common area maintenance, real estate taxes, etc.) the retailers can afford to pay. Mall Shop sales for the Company's Centers, excluding Garden State Plaza and West County, for the nine months ended September 30, 2000 increased 6.0% on a per square foot basis over the same period in 1999. The Company believes that these sales trends enhance the Company's ability to obtain higher rents from retailers.

    The table below sets forth Mall Shop sales and per square foot percentage increases of those sales over the same period in 1999 for the Company's Centers, in the east coast excluding Garden State Plaza, the midwest excluding West County and the west coast regions of the United States (amounts in thousands, except percentages):

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     SEPTEMBER 30, 2000         SEPTEMBER 30, 2000
                                                  ------------------------   -------------------------
                                                  MALL SHOP   INCREASE PER   MALL SHOP    INCREASE PER
                                                    SALES       SQ. FT.        SALES        SQ. FT.
                                                  ---------   ------------   ----------   ------------
East coast......................................  $219,360        3.0%       $  629,883       3.2%
Midwest.........................................    67,679        4.0%          238,729       3.8%
West coast......................................   472,719        5.4%        1,370,457       7.7%
                                                  --------        ---        ----------       ---
  Total Centers.................................  $759,758        4.6%       $2,239,069       6.0%
                                                  ========        ===        ==========       ===

LEASING

    Mall Shop space was 94% leased at September 30, 2000. Leasing percentages are calculated on the basis of signed leases and exclude temporary leasing because such leases are on a short term basis (less than one year) and are subject to termination by the Company upon providing the retailer thirty days notice. The following table sets forth leased status for the Company's Centers in the east coast, the midwest and the west coast regions of the United States.

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
East coast..................................................     95%        95%
Midwest.....................................................     92%        92%
West coast..................................................     94%        91%
  Total centers.............................................     94%        93%

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

    Average Mall Shop base rent was $32.59 per square foot at September 30, 2000. The following table contains certain information regarding base rent per square foot of Mall Shop leases that have been executed or expired since January 1, 2000.

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
Average base rent of Mall Shop leases, at the end of the
  period....................................................   $32.59     $30.03     $32.59     $30.03
Leases expired during the period............................    33.12      26.86      30.01      25.09
Leases executed during the period...........................    39.84      36.21      35.38      37.24

    As required by GAAP, contractual rent increases are recognized as rental income using the straight-line method over the respective lease terms, which may result in the recognition of income not currently billable under the terms of the lease. The amounts of contractual rent recognized for GAAP purposes in excess of rent billed for the three months ended September 30, 2000 and 1999 were $0.8 million and $1.1 million, respectively and $2.4 million and $3.6 million for the nine months ended September 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2000, the Company had $253 million undrawn under the secured line of credit, which is being used as a revolving working capital facility to fund acquisition and redevelopment activities. Through its hedging activities, the Company has fixed borrowings under the secured line of credit at average rates ranging from 7.54% to 7.68%.

    At September 30, 2000, the Company's balance of cash and cash equivalents was $27.2 million, not including its proportionate share of cash held by unconsolidated real estate affiliates.

    The Company's consolidated indebtedness at September 30, 2000 was
$2,531.6 million, of which $2,424.8 million is fixed rate debt and $106.8 million is variable rate debt after considering interest rate protection agreements totaling $1.5 billion. The interest rate on the fixed rate debt ranges from 6.39% to 8.38%. The Company's pro-rata share of debt-to-total market capitalization, based on the common stock share price at September 30, 2000, was 58.3%, excluding the Capital Notes from the numerator. The maturity dates of consolidated indebtedness range from 2001 to 2022. Scheduled principal amortization and balloon payments in connection with maturing mortgage indebtedness are included in Note 5 of the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q.

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

    Capital expenditures and capitalized leasing costs totaled $116.7 million and $90.8 million, for the nine months ended September 30, 2000 and 1999, respectively. The following table shows the components of capital expenditures and capitalized leasing costs:

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                ($ IN MILLIONS)
Renovations and expansions..................................   $ 92.7     $73.1
Tenant allowances...........................................     15.4      10.2
Capitalized leasing costs...................................      6.6       5.3
Other capital expenditures..................................      2.0       2.2
                                                               ------     -----
  Total.....................................................   $116.7     $90.8
                                                               ======     =====

    Capital expenditures were financed by external funding and recovery of costs from retailers where applicable. The Company is currently involved in several development projects and had outstanding commitments totaling approximately $366.2 million as of September 30, 2000, which will be funded through existing mortgage debt, new mortgage debt and the secured line of credit.

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

DISTRIBUTIONS

    Distributions were declared on September 19, 2000 to shareholders of record on September 30, 2000 of $37.7 million including $0.37 per common share for the quarter ended September 30, 2000, which is equal to $1.48 per common share on an annualized basis. The Company intends to pay regular quarterly distributions to holders of its preferred and common stock.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

    This report includes, and future public filings and oral and written statements by the Company and its management may include, statements (other than the consolidated financial statements and other statements of historical fact) that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible future results of operations, earnings, expenses, cash flows, funds from operations and other capital resources of the Company (including with respect to increased revenues and rental rates, cost savings and operating efficiencies) and market trends set forth under
(a) "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Portfolio Data," "Liquidity and Capital Resources," and "Distributions," (b) "Quantitative and Qualitative Disclosure about Market Risk" and (c) "Legal Proceedings" and (d) statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "anticipates," "intends," "plans," "estimates," "proposes," "scheduled," or other similar expressions.

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

    The following is a summary of fixed rate debt, average fixed interest rate and average remaining term to maturity for the Company's pro rata share of fixed rate debt and variable rate debt that has been fixed through the use of interest rate swap contracts:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
                                                            ($ IN THOUSANDS)
Principal amount of fixed rate debt.................   $1,126,192      $1,135,067
Principal amount of other current fixed rate payable
  instruments.......................................    1,477,000       1,287,000
                                                       ----------      ----------
                                                       $2,603,192      $2,422,067
                                                       ==========      ==========
Fixed rate debt as a percentage of total notes
  payable...........................................         93.0%           94.9%
                                                       ==========      ==========
Average effective fixed rate (inclusive of margins)
  of total borrowings and hedges, including delayed
  start swaps.......................................         7.48%           7.39%
                                                       ==========      ==========
Average remaining term (in years) of total fixed
  rate borrowings and hedges, including delayed
  start swaps.......................................          7.8             8.0
                                                       ==========      ==========
Interest coverage ratio for the quarter ended.......          2.0             2.2
                                                       ==========      ==========

    The Company has entered into one foreign currency exchange agreement related to the Capital Notes in order to eliminate its exposure to fluctuations in exchange rates.

    As of September 30, 2000, there have been no material changes in the market risks reported in the Company's 1999 Annual Report on Form 10-K other than those disclosed in Notes 5 and 6 of the Condensed Consolidated Financial Statements for the quarter ended September 30, 2000 included in this quarterly report on Form 10-Q.

                           PART II-OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

    Except as set forth below, the Company currently is neither subject to any material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

    On August 3, 2000, the City of New Haven, Connecticut, the Long Wharf Galleria LLC and New Haven Acquisition, LLC filed a lawsuit against us, certain of our affiliates and the City of Milford. The lawsuit was filed in the Connecticut Superior Court in New Haven. The complaint alleges, among other things, that the defendants are obstructing the development of the proposed Long Wharf Galleria Mall in New Haven. In addition, the complaint alleges that the defendants have violated various Connecticut antitrust and unfair trade practice laws, engaged in vexatious litigation, abuse of legal process and tortuous interference with contracts and business relations. The complaint seeks to enjoin us from further obstructing such development. The complaint also seeks unspecified compensatory and punitive damages. We believe that we have meritorious defenses against the claims alleged in this litigation, and we intend to defend the case vigorously. Based on consultation with counsel, management believes that these items will not have a material adverse impact on the Company's consolidated financial position or results of operations.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

    SHARES ISSUED TO DIRECTORS

    Each director who is not an officer of the Company or an employee of Westfield Holdings Limited ("WHL") is entitled to annual compensation equal to $20,000 in cash and $20,000 in common stock. The number of shares issued is based on the share price of the Company's common stock on the anniversary of the director's appointment. On September 18, 2000, the Company issued a total of 1,422 shares of common stock to a director. Such shares of common stock were issued in a private placement to the director pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) of the Securities Act.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5: OTHER INFORMATION

    None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

NO.                     DESCRIPTION
---                     -----------
         2.1            Agreement and Plan of Merger, dated as of October 6, 2000, between Vancouver Mall and Vancouver Mall II Limited
                        Partnership.

         2.2            Limited Partnership Agreement for Vancouver Mall II Limited
                        Partnership, dated as of October 6, 2000, by and between
                        Vancouver Mall LLC and Vancouver Associates.

         2.3            Assignment and Assumption of Partnership Interest, dated as of October 6, 2000, by and among Vancouver Associates and
                        Vancouver Mall LLC.

         3.1            Restated Articles of Incorporation of the Company
                        (Exhibit 3.1(1)).

         3.2            Second Amended and Restated By-Laws of the Company
                        (Exhibit 3.2 (2)).

         3.3 Amendment No. 1 to the Second Amended and Restated By-Laws of the Company (Exhibit 3.3 (2)).

         3.4 Amendment No. 2 to the Second Amended and Restated By-Laws of the Company (Exhibit 3.4 (2)).

         3.5 Amendment No. 3 to the Second Amended and Restated By-Laws of the Company (Exhibit 3.5 (2)).

         3.6 Amendment No. 4 to the Second Amended and Restated By-Laws of the Company (Exhibit 3.6 (3)).

        11.1 Statement regarding Computation of Per Share Earnings for the three months ended September 30, 2000.

        11.2 Statement regarding Computation of Per Share Earnings for the three months ended September 30, 1999.

        11.3 Statement regarding Computation of Per Share Earnings for the nine months ended September 30, 2000.

        11.4 Statement regarding Computation of Per Share Earnings for the nine months ended September 30, 1999.

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

Date: November 14, 2000

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