Form 10-K
period 2000-12-31
WESTFIELD AMERICA INC
filed 2001-04-02
CIK 913283

                                     [LOGO]

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

   /X/                 ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                        OR

   / /             TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 1-12923
                           --------------------------

                            WESTFIELD AMERICA, INC.

             (Exact name of registrant as specified in its charter)

                   MISSOURI                                        43-0758627
 (State or other jurisdiction of incorporation        (I.R.S. Employer Identification No.)
               or organization)
           11601 WILSHIRE BOULEVARD                                   90025
                  12TH FLOOR                                       (Zip Code)
            LOS ANGELES, CALIFORNIA
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (310) 478-4456
                           --------------------------

          Securities registered pursuant to Section 12(b) of the Act:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
               -----------------                   -------------------------------------------
         Common Stock, $0.01 par value                       New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. / /

    The aggregate market value of the shares of common stock held by non-affiliates was approximately $256.7 million based on the closing price as reported by the New York Stock Exchange for such shares on March 30, 2001.

    The number of the Registrant's shares of common stock outstanding was 73,354,863 as of March 30, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            WESTFIELD AMERICA, INC.

                                   FORM 10-K

                                     INDEX

      ITEM NO.                                                                          PAGE
- ---------------------                                                                 --------
                                           PART I

 1.                     Business....................................................      1
 2.                     Properties..................................................     16
 3.                     Legal Proceedings...........................................     23
 4.                     Submission of Matters to a Vote of Security Holders.........     24

                                           PART II

 5.                     Market for Registrant's Common Equity and Related
                        Shareholder Matters.........................................     25
 6.                     Selected Financial Data.....................................     26
 7.                     Management's Discussion and Analysis of Financial Condition
                        and
                        Results of Operations.......................................     28
7A.                     Quantitative and Qualitative Disclosure about Market Risk...     39
 8.                     Financial Statements and Supplementary Data.................     41
 9.                     Changes in and Disagreements with Accountants on Accounting
                        and
                        Financial Disclosure........................................     41

                                          PART III

 10.                    Directors and Executive Officers of the Registrant..........     42
 11.                    Executive Compensation......................................     46
 12.                    Security Ownership of Certain Beneficial Owners and
                        Management..................................................     46
 13.                    Certain Relationships and Related Transactions..............     48

                                           PART IV

 14.                    Exhibits, Consolidated Financial Statements, Financial
                        Statement Schedules and Reports on Form 8-K.................     59

                                     PART I

ITEM 1: BUSINESS

GENERAL

    Westfield America, Inc. (the "Company"), a Missouri corporation, is a publicly traded real estate investment trust ("REIT") in the United States specializing in enclosed shopping centers. At December 31, 2000, the Company had interests in 39 major shopping centers branded as "Westfield Shoppingtowns". The Company's portfolio of Westfield Shoppingtowns includes clusters of shopping centers in major markets in the east coast, midwest and west coast regions of the United States. Westfield Shoppingtowns serve 10 percent of the U.S. population. The Company has shopping centers in nine states which comprise
37.7 million square feet of retail and office space. Currently, the Company is the largest regional shopping center owner in California with interests in 20 Centers.

    During 2000, the Company acquired a 50% interest in Garden State Plaza and an additional 49.5% interest in Vancouver Mall. In 1999, the Company acquired Palm Desert Towne Center, sold Los Cerritos Center and joint ventured 50% interests in Valley Fair and UTC. As a result of its clustering strategy, the Company is the largest owner of shopping centers in the suburban markets of San Diego, Los Angeles, San Jose, St. Louis, Connecticut and Washington D.C. In 1998, the Company launched its Westfield Shoppingtown brand nationally with a multi-media campaign promoting the Company's commitment to providing a quality shopping experience through customer service and community commitment. The Company's branding strategy is designed to build customer loyalty, solidify market penetration and promote store sales growth at its shopping centers.

    The Company has been engaged for over 40 years in the business of owning, acquiring, financing, operating, leasing, developing and redeveloping regional and super-regional shopping centers. As of December 31, 2000, the Company's portfolio of 39 shopping centers (the "Centers") consisted of 28 super-regional shopping centers with approximately 30.7 million square feet of space, 8 regional shopping centers with approximately 4.9 million square feet of space, three power centers with approximately 1.5 million square feet of space and seven office buildings adjacent to its Centers with approximately 646,000 square feet of space, representing approximately 81.5%, 12.9%, 3.9% and 1.7%, respectively of the Company's 37.7 million square feet of retail and office space generally referred to as gross leasable area ("Total GLA"). The Company also owns 12 separate department store properties (the "May Properties") that are net leased to the May Department Stores Company (the "May Company") and certain other real estate investments. The Centers, the May Properties and other real estate investments are referred to collectively, as the "Properties". The Company's Westfield Shoppingtowns were 94% leased as of December 31, 2000.

    As of December 31, 2000, Westfield Shoppingtowns had 137 Anchors (department stores generally occupying more than 80,000 square feet) totaling approximately
21.8 million square feet of gross leasable area ("Anchor GLA"), or 57.7% of Total GLA. The Centers also had 5,044 Mall Stores occupying approximately
15.3 million square feet of leasable area ("Mall GLA"), or 40.6% of Total GLA. Mall Stores consist of Mini-Majors (retail stores generally occupying between 20,000 and 80,000 square feet of leasable space and theaters), Mall Shops (retail stores occupying less than 20,000 square feet of leasable space) and free standing buildings outside a center in the parking areas. For the year ended December 31, 2000, the Mall Shops reported sales of approximately
$3.4 billion (or $3.7 billion and $371 on a per square foot basis, including the newly acquired Garden State Plaza), Anchors' sales were estimated by the Company to exceed $4.2 billion and Mini-Majors reported sales of approximately
$0.4 billion.

    The Company is externally managed and advised by Westfield Holdings Limited ("WHL"), an Australian public company and leading developer and manager of one of the largest portfolios of retail properties in the world. WHL's management portfolio consists of 86 shopping centers containing approximately 65 million square feet of space and over 13,100 Mall Stores in Australia, New Zealand, the United Kingdom and the United States. The Company has engaged a property management company (the "Manager"), an asset management company (the "Advisor") and a development company (the "Developer") to provide property management, asset management and development services, respectively, to the Company under agreements that are renewable annually. Each of the Manager, Advisor and Developer is a wholly-owned subsidiary of WHL, giving the Company access to WHL's worldwide management expertise and resources.

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

    In 1997, the Company changed its name from CenterMark Properties, Inc. to Westfield America, Inc.

    In 1998, the Company completed the exchange of its interests in most of the Centers and other assets for partnership interests ("Partnership Units") in Westfield America Limited Partnership, a Delaware limited partnership (the "Operating Partnership"). In conjunction with its 1999 and 1998 acquisitions, the Operating Partnership issued units in the Operating Partnership to unrelated third parties ("Investor Unit Rights") in exchange for certain assets. The Investor Unit Rights are held by various unrelated third parties who may under certain circumstances exchange their Investor Unit Rights for cash or, at the discretion of the Company, shares of the Company's common stock. In connection with its acquisition in 2000 of the 50% interest in Garden State Plaza, the Operating Partnership issued Series F cumulative redeemable partnership preferred units ("Series F Partnership Preferred Units") to a related party which may, under certain circumstances, be exchanged for cash, or at the discretion of the Company, shares of the Company's Series F cumulative redeemable preferred stock (the "Series F Preferred Stock").

RECENT DEVELOPMENTS

    On February 14, 2001, the Company signed a definitive agreement (the "Merger Agreement") with Westfield America Management Limited ("WAM"), the responsible entity and trustee of Westfield America Trust ("WAT"), for WAM to purchase all of the outstanding shares of common stock of the Company not already owned by WAM or by other subsidiaries of WHL, for cash consideration of $16.25 per share. WAM is a wholly-owned subsidiary of WHL. The agreement provides that WAM will make a tender offer (the "Offer") for the outstanding shares of common stock of the Company not already owned by WAM or by other subsidiaries of WHL. Any shares of the Company's common stock (other than those owned by WAM or by other subsidiaries of WHL) not purchased in the Offer will be acquired by WAM in a second-step cash merger (the "Merger") of a subsidiary of WAM with and into the Company for the same cash consideration of $16.25 per share with the Company as the surviving corporation.

    On March 5, 2001, WAM commenced its Offer for the outstanding shares of common stock of the Company not already owned by WAM or by other subsidiaries of WHL. In accordance with the terms of the Merger Agreement, WAM has extended the expiration date of the Offer to April 6, 2001. The Offer was previously scheduled to expire on April 3, 2001. The Offer may be extended without the consent of the Company until June 4, 2001 if specified conditions to the Offer have not been satisfied. For additional information with respect to the Offer, see the Company's Solicitation/Recommendation Statement on Schedule 14d-9 filed with the Securities and Exchange Commission on March 5, 2001.

    On March 27, 2001, the Company declared a PRO RATA dividend of $0.02456 per common share, for the period beginning on April 1, 2001 and ending on April 6, 2001, in accordance with the terms of the

Merger Agreement. The PRO RATA dividend will be paid on April 6, 2001, to shareholders of record on that date. If the Offer actually expires more than fifteen days after April 6, 2001, the anticipated expiration date of the Offer, a further PRO RATA dividend will be paid.

    In light of the pending Offer and Merger, the Company does not currently have a date scheduled for its 2001 annual meeting of shareholders.

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

    Redevelopment and expansions have been recently completed at the following
Centers:

    - Westfield Shoppingtown Connecticut Post, in Milford, Connecticut, is a three-anchor regional shopping center with 155 Mall Stores. The
      $28 million redevelopment added a new two-level, 194,000 square foot Sears as well as approximately 41,000 square feet of Mall Stores adjacent to Sears on both levels. Sears opened in April 2000 and the Mall Stores opened progressively thereafter.

    - Westfield Shoppingtown Annapolis, in Annapolis, Maryland, is a five-anchor super-regional shopping center with 173 Mall Stores. The existing theater was replaced with a new 53,000 square foot, multi-screen, stadium seating Crown Theater. In addition to the theater, the expansion included approximately 16,000 square feet of Mall Stores and restaurants in an open-air entertainment district plus the reconfiguration of approximately 18,000 square feet of existing space. The $23 million redevelopment was completed in July 2000.

    - Westfield Shoppingtown Parkway Plaza, in El Cajon, California, is a four-anchor super-regional shopping center with 189 Mall Stores. The Center includes a series of stand-alone buildings that the Company is redeveloping into a power center with three nationally branded mini-major tenants and Mall Stores totaling 22,000 square feet. The $14.1 million redevelopment which includes a new Best Buy, Borders Books and Office Depot, was completed in March 2001.

    OTHER CURRENT REDEVELOPMENTS

    Redevelopments are currently underway or are scheduled to begin in 2001 at the following Centers:

    - Westfield Shoppingtown Valley Fair, in San Jose, California, is a three-anchor super-regional shopping center with 150 Mall Stores. The $165.0 million redevelopment will add a new 225,000 square foot Nordstrom and approximately 320,000 square feet of new and reconfigured

      Mall Stores. Two parking structures that accommodate 2,250 cars were completed in 1999. Completion of the new Nordstrom building and the first phase of the mall expansion was completed in March 2001. The reconfiguration of the existing Nordstrom building into mall stores is planned to be completed in Spring 2002.

    - Westfield Shoppingtown Independence, in Wilmington, North Carolina, is a three-anchor shopping center with 91 Mall Stores. This $55 million redevelopment incorporates a new Dillard's Department Store, which opened on March 21, 2001 as a fourth anchor, and the addition of 164,000 square feet of Mall Stores, a food court, restaurants and a renovation of the existing center which will be completed in May 2001.

    - Westfield Shoppingtown West County, in Des Peres, Missouri, is a two-anchor regional shopping center with 61 Mall Stores. The
      $232.0 million redevelopment will transform West County into a
      1.2 million square foot premier property and will include a flagship Famous-Barr, Lord & Taylor, a remodeled JCPenney and Missouri's first Nordstrom store, along with a food court and Mall Stores totaling 455,000 square feet. Currently, the new flagship Famous-Barr is under construction and the Center ceased trading at the end of January 2001 to allow for the demolition and redevelopment of the site. The redevelopment is scheduled for completion in Fall 2002.

    - Westfield Shoppingtown South County, in St. Louis, Missouri, is a three-anchor regional shopping center with 90 Mall Stores. The
      $54.0 million redevelopment will incorporate a new 167,000 square foot Sears department store, two levels of new and reconfigured Mall Stores totaling 180,000 square feet, a food court, the addition of five out-parcels and a complete renovation of the existing Center. The redevelopment is scheduled for completion in Fall 2001.

    - Westfield Shoppingtown Promenade, in Woodland Hills, California, is a two-anchor regional shopping center with 53 Mall Stores. The
      $35.0 million redevelopment will convert this Center from a traditional mall into a lifestyle/entertainment center through the addition of entertainment, restaurant and complementary retail tenants. The reconfigured Center will have approximately 617,000 square feet and is scheduled for completion in Fall 2001.

    - Westfield Shoppingtown Montgomery, in Bethesda, Maryland, is a four-anchor super-regional shopping center with 168 Mall Stores. The $18.5 million redevelopment incorporates the reconfiguration of one of the anchor stores to allow for the May Company to relocate its Hecht's Home Store to the second level and conversion of the first level into a nationally branded mini-major tenant and a number of Mall Stores. The redevelopment is scheduled for completion in Summer 2001.

    - Westfield Shoppingtown Enfield, in Enfield, Connecticut, is a regional mall with 76 Mall Stores and is anchored by Sears, Filene's and a Hoyts multiplex cinema. The $11.0 million redevelopment plan incorporates a new 126,000 square foot Target store, a new entrance court and revised mall connection to the center court, as well as off site road improvements. The redevelopment is scheduled to be completed in Spring 2002.

    - Westfield Shoppingtown Palm Desert, in Palm Desert, California, is a super-regional shopping center with 150 Mall Stores anchored by two Robinsons-May stores, JCPenney, and two Macy's stores. The $30.0 million redevelopment includes a new Sears, expanded Macy's and Robinsons-May, and a comprehensive renovation. The addition of a new anchor and the renovation of the existing mall will competitively reposition the center in its market.

    - Westfield Shoppingtown Plaza Bonita, in National City, California, is a super-regional shopping center approximately seven miles south of San Diego. The center has 144 Mall Stores and is anchored by Robinsons-May, Mervyn's, Montgomery Ward and JCPenney. The $5.0 million redevelopment plan consists of the renovation of the enclosed mall and food court and the addition of two 6,500 square foot peripheral restaurant pads. The redevelopment is scheduled to be completed in Fall 2001.

    In addition to the redevelopments described above, the Company has identified additional Centers for redevelopment over the next five years, which it believes, will result in future income growth and capital appreciation.

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

    Advertising is critical to maximizing sales at the Centers. The Manager has an in-house marketing staff and employs outside marketing vendors to provide advertising, promotional and media services to the Centers. The Manager, on behalf of the Company, executes a national marketing program to provide shared advertising, media and community promotions to create a consistent look and quality in the execution of its marketing program. This strategy is particularly effective in the Company's multi-center markets of San Diego, Los Angeles, San Jose, St. Louis, Connecticut and Washington D.C.

    The Manager maintains a staff development and review program to promote efficient and friendly service to both the consumers who shop in the Centers and the retailers who lease space. A focus on exceptional customer service is essential to increasing traffic and promoting repeat business. These services include specially trained and uniformed customer service representatives, free strollers and wheelchairs, valet parking and gift certificates at each Center.

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

    In 2000, the Company invested approximately $237.1 million to acquire interests in two properties, as follows:

    - In June 2000, the Company acquired a 50% interest in Westfield Shoppingtown Garden State Plaza in Paramus, New Jersey for $52.5 million of interests in the Operating Partnership before taking into account the mortgage debt on the property, capital obligations and the assumption of a $145.0 million secured participating loan. Westfield Shoppingtown Garden State Plaza is a super-regional mall with 1.9 million square feet of Total GLA with 272 Mall Stores and is anchored by Macy's, Lord & Taylor, JCPenney, Neiman Marcus and Nordstrom.

    - In October 2000, the Company acquired an additional 49.5% interest in Westfield Shoppingtown Vancouver in Vancouver, Washington for approximately $24.5 million of cash plus the assumption of $15.1 million of debt. Vancouver is a super-regional shopping center with 140 Mall Stores anchored by JCPenney, Meier & Frank, Mervyn's, Nordstrom and Sears.

    In 1999, the Company invested approximately $231.8 million to acquire interests in four properties.

    During 1998, the Company invested approximately $1.8 billion to acquire interests in 16 properties, including interests in 12 shopping centers ("Hahn Centers"), totaling 12.3 million square feet of Total GLA, acquired from TrizecHahn for approximately $1.4 billion.

DISPOSITIONS

    From time to time, the Company reviews its portfolio to identify properties that do not meet its investment criteria and joint venture opportunities to provide liquidity for future redevelopments and strategic acquisitions. In 1999, the Company sold one property and joint ventured two properties which provided proceeds totaling $223.0 million, net of related debt.

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

    The Company's current portfolio serves approximately 28 million people or 10% of the United States population. The majority of the Company's Centers are clustered in major markets that serve nearly 24.5 million people. The Company's major markets include San Diego, Los Angeles, San Jose,

St. Louis, Connecticut and Washington D.C., in each of which the Company is the largest owner of regional shopping centers. A summary of these major markets is as follows:

    - SAN DIEGO MARKET

    The Company owns seven of the nine regional centers in San Diego and one power center. The Westfield Shoppingtowns serve 100% of the market's total population of 2.8 million people. During 2000, retail sales from the eight Westfield Shoppingtowns totaled $1.7 billion, with Mall Store sales of $373 per square foot, a 4.4% increase over the prior year. The San Diego Centers consist of 7.8 million square feet of Total GLA with 1,073 Mall Stores that were 94% leased at year-end.

    - LOS ANGELES MARKET

    The Company owns eight of the 28 regional and super-regional centers in Los Angeles County. The Westfield Shoppingtowns serve over half of the county's
9.3 million people. During 2000, retail sales from the eight Westfield Shoppingtowns totaled $1.5 billion, with Mall Store sales of $324 per square foot, an increase of 7.8% over the prior year. The Los Angeles Centers consist of 6.9 million square feet of Total GLA with 953 Mall Stores that were 93% leased at year-end.

    - SAN JOSE MARKET

    The Company owns two of the six regional and super-regional centers in the San Jose market. The Westfield Shoppingtowns serve over 80% of the metropolitan area's 1.7 million people. During 2000, retail sales from the two Westfield Shoppingtowns totaled $838 million with Mall Store sales of $666 per square foot, an increase of 17.6% over the prior year. The Company's San Jose Centers consist of 1.9 million square feet of Total GLA with 261 Mall Stores that were 99% leased at year-end.

    - ST. LOUIS MARKET

    The Company owns five of the 11 regional and super-regional centers in St. Louis. The Westfield Shoppingtowns serve approximately 85% of the market's
2.6 million people. During 2000, retail sales from the five Westfield Shoppingtowns totaled $850 million, with Mall Store sales of $290 per square foot, a 3.1% increase over the prior year. The Company's St. Louis Centers consist of 5.2 million square feet of Total GLA with 636 Mall Stores that were 93% leased at year-end.

    - CONNECTICUT MARKET

    The Company owns four of the ten regional and super-regional centers in Connecticut. The Westfield Shoppingtowns serve approximately 50% of the state's
3.3 million people. During 2000, retail sales from the four Westfield Shoppingtowns totaled $805 million, with Mall Store sales of $323 per square foot, an increase of 0.5% over the prior year. The Company's Connecticut Centers have Total GLA of 3.8 million square feet with 552 Mall Stores that were 91% leased at year-end.

    - WASHINGTON D.C. MARKET

    The Company owns three of the 19 regional and super-regional centers in the Washington D.C. market. The Company's ownership is concentrated in the Maryland sub-market to the north of Washington D.C. serving 30% of the region's population of 4.8 million people. During 2000, retail sales from the three Westfield Shoppingtowns totaled $963 million, with Mall Store sales of $438 per square foot, an increase of 5.9% over the prior year. The Company's Maryland Centers have Total GLA of 3.6 million square feet with 469 Mall Stores that were 99% leased at year-end.

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

    The following table sets forth the number of Centers in each state and Total GLA at December 31, 2000:

                                                               NO. OF
                                                              SHOPPING               PERCENT OF
SHOPPING CENTER LOCATIONS BY STATE                            CENTERS    TOTAL GLA   TOTAL GLA
- ----------------------------------                            --------   ---------   ----------
                                                                          (000'S)
California..................................................     20       18,838        50.0%
Colorado....................................................      1          471         1.2%
Connecticut.................................................      4        3,834        10.2%
Maryland....................................................      3        3,575         9.5%
Missouri....................................................      6        5,672        15.0%
New Jersey..................................................      1        1,985         5.3%
New York....................................................      1        1,164         3.1%
North Carolina..............................................      1          670         1.8%
Washington..................................................      2        1,483         3.9%
                                                                 --       ------        -----
                                                                 39       37,692         100%
                                                                 ==       ======        =====

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

    Anchors and the owner of a shopping center usually enter into agreements, generally referred to as "reciprocal easement agreements" or "REAs," covering, among other things, operational matters and initial construction and future expansion. Anchors generally retain certain rights to approve or disapprove future renovations or expansions of the shopping center, and the REAs usually are recorded as encumbrances on all of the real property within the shopping center. Many of the Anchors own their stores, the land under them and adjacent parking areas. Others enter into long-term leases at rents that are lower, on a square foot basis, than the rents generally charged to Mall Store retailers.

    As of December 31, 2000, Anchors at the Centers occupied approximately
21.4 million square feet of Anchor GLA, or 54.7% of Total GLA, and accounted for less than 4% of total revenue in 2000.

Anchors range in size from approximately 71,700 square feet to 440,000 square feet, with an average of approximately 159,000 square feet. The Centers have 134 Anchors operating under 19 trade names including Dillard's, Federated, JCPenney, Macy's, Mervyn's, Montgomery Ward, Nordstrom, Robinson's-May and Sears.

    Westfield Shoppingtowns Downtown Plaza, Northwest Plaza, Fox Hills and Wheaton have office buildings connected to the Centers comprising a total of approximately 646,000 square feet of office space or 1.7% of Total GLA.

    The following table indicates the parent company of each occupied Anchor at the Centers, the number of stores owned or leased by each Anchor, Anchor GLA, percentage of Anchor GLA to Total GLA and the base rent of each Anchor as of December 31, 2000:

                                                                                                 2000
                                            NUMBER OF                      PERCENTAGE OF   TOTAL ANNUALIZED
NAME                                      ANCHOR STORES     ANCHOR GLA       TOTAL GLA        BASE RENT
- ----                                      -------------   --------------   -------------   ----------------
                                                          (IN THOUSANDS)                    (IN THOUSANDS)
May Department Stores
  Robinson's-May........................        14             2,306             6.1%           $   113
  Famous-Barr...........................         8             1,099             2.9                813
  Filene's..............................         4               705             1.9                479
  Hecht's...............................         3               594             1.6                200
  Lord & Taylor.........................         5               568             1.5                585
  Meier & Frank.........................         1               118             0.3                 --
                                               ---            ------           -----            -------
Sub-Total...............................        35             5,390            14.3              2,190
                                               ---            ------           -----            -------
Macy's..................................        22             4,160            11.0              8,817
JCPenney................................        24             3,694             9.8              3,373
Sears...................................        19             3,295             8.7              2,878
Nordstrom...............................        10             1,527             4.1              3,391
Montgomery Ward.........................         7             1,154             3.1                756
Target Corporation
  Mervyn's..............................         7               600             1.6                155
  Target................................         1               122             0.3                252
                                               ---            ------           -----            -------
Sub-Total...............................         8               722             1.9                407
                                               ---            ------           -----            -------
Dillard's...............................         4               708             1.9              1,199
Kmart...................................         1               191             0.5              1,517
Belk Beery..............................         1               175             0.5                 --
Neiman Marcus...........................         1               141             0.4                 --
Bon Marche..............................         1               113             0.3                211
Shopko..................................         1                81             0.2                 --
                                               ---            ------           -----            -------
Total...................................       134            21,351            56.7%           $24,739
                                               ===            ======           =====            =======

MONTGOMERY WARD BANKRUPTCY

    Montgomery Ward filed for Chapter 11 bankruptcy protection on December 28, 2000 and announced it will be closing all of its 250 stores. The Company has seven Montgomery Ward stores located at the following centers: Plaza Bonita, Mission Valley, Topanga, Eagle Rock, Oakridge, Wheaton and Annapolis. The Company believes that the closure of the Montgomery Ward stores will not have a material adverse impact on the Company's consolidated financial position or results of operations.

MALL STORES

    As of December 31, 2000, the Centers had approximately 5,044 Mall Stores. The five Mall Store retailers accounting for the largest percentage of Mall Stores' effective rent (i.e., base rent plus percentage rent) in 2000 were: The Limited Stores (The Limited, Limited Express, Lane Bryant, Lerner's, Structure, Victoria's Secret), The Gap (The Gap, Gap Kids, Banana Republic), The Venator Group (Footlocker, Kinney Shoes and others), Eddie Bauer, Inc., and Musicland Group, Inc.

    The following table sets forth certain information with respect to the ten largest Mall Store retailers (through their various operating divisions) in terms of Mall GLA, as of December 31, 2000:

                                      NUMBER OF                 PERCENTAGE                       PERCENTAGE OF
                                     MALL STORES                 OF TOTAL      TOTAL 2000       TOTAL MALL STORE
TENANT                                  LEASED      MALL GLA     MALL GLA    EFFECTIVE RENT      EFFECTIVE RENT
- ------                               ------------   ---------   ----------   ---------------   ------------------
                                                                               (THOUSANDS)
The Limited Stores.................      166        1,173,742       7.7%         $28,630               7.5%
The Gap............................       55          556,511       3.7           16,861               4.4
Venator Group......................       97          410,716       2.7           10,877               2.8
Burlington Coat Factory............        2          171,199       1.1            1,198               0.3
Hallmark Specialty.................       39          163,068       1.1            3,851               1.0
Toys R Us..........................        5          150,197       1.0            1,497               0.4
Eddie Bauer........................       19          149,366       1.0            4,833               1.3
Borders............................       21          143,120       0.9            3,594               0.9
The Wet Seal.......................       35          139,844       0.9            4,012               1.0
Musicland Group, Inc...............       23          136,208       0.9            4,130               1.1
                                         ---        ---------      ----          -------              ----
                                         462        3,193,971      21.0%         $79,483              20.7%
                                         ===        =========      ====          =======              ====

SALES

    From 1998 to 2000, reported sales for Mall Shops increased from $3.0 billion to $3.4 billion. Total sales for Mall Shops affect revenue and profitability levels of the Company because they determine the amount of minimum rent the Company can charge, the percentage rent it realizes, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the retailers can afford to pay.

    The table below sets forth Mall Shop sales for in the east coast, the midwest and west coast regions of the United States (excluding the newly acquired Garden State Plaza):

                         EAST COAST CENTERS          MIDWEST CENTERS         WEST COAST CENTERS           TOTAL CENTERS
                       -----------------------   -----------------------   -----------------------   -----------------------
                         SALES      PERCENTAGE     SALES      PERCENTAGE     SALES      PERCENTAGE     SALES      PERCENTAGE
YEAR                   (MILLIONS)    INCREASE    (MILLIONS)    INCREASE    (MILLIONS)    INCREASE    (MILLIONS)    INCREASE
- ----                   ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
2000.................     $973          3.4%        $388          1.3%       $2,058          7.4%      $3,419         5.5%
1999.................      941          8.5          383          4.6         1,917          4.9        3,241         5.9
1998.................      867          2.7          366         80.3         1,828        137.7        3,061        68.6

    Reported sales per square foot for Mall Shops for the years ended December 31, 1998 to 2000 were as follows:

                                                                2000           1999           1998
                                                              --------       --------       --------
Reported sales per square foot..............................    $371           $344           $330
Increase from prior year....................................     7.8%           4.2%           6.5%
Increase from prior year on a comparable Mall Store basis...     4.7%           6.0%           4.2%

    The Company believes these sales levels enhance its ability to obtain higher rents from retailers.

LEASING

    Leasing percentages are calculated on the basis of signed leases, excluding temporary leases which have a term of less than one year. The following table sets forth leased status in the east coast, the midwest and the west coast regions of the United States:

                                                         EAST COAST   MIDWEST    WEST COAST    TOTAL
DECEMBER 31,                                              CENTERS     CENTERS     CENTERS     CENTERS
- ------------                                             ----------   --------   ----------   --------
2000...................................................      95%        92%          94%        94%
1999...................................................      95%        92%          93%        94%
1998...................................................      95%        93%          92%        93%

COSTS OF OCCUPANCY

    Management believes that in order to continue to increase Funds From Operations (as defined in Item 7 below), Mall Store retailers must be able to operate profitably. A factor contributing to retailer profitability is cost of occupancy, which consists of base rents and expense recoveries; therefore, as sales levels increase, the retailer can afford to pay a higher rent. From 1998 to 2000, sales per square foot have continued to increase, thereby giving the Company an opportunity to increase effective rents without raising a retailer's total occupancy cost beyond its ability to pay.

    The following table sets forth base rents and expense recoveries as a percentage of sales for reporting Mall Shop retailers:

                                                                       FOR THE YEARS ENDED
                                                                           DECEMBER 31,
                                                              --------------------------------------
                                                              2000(1)          1999           1998
                                                              --------       --------       --------
Occupancy costs as a percentage of sales:
  Base rents................................................     7.9%           7.8%           7.8%
  Expense recoveries........................................     4.4            4.2            4.2
                                                                ----           ----           ----
  Total.....................................................    12.3%          12.0%          12.0%
                                                                ====           ====           ====

(1)  Excludes Garden State Plaza which was acquired in 2000.

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

    Virtually all of the leases for Mall Stores contain provisions that allow the Centers to recover certain operating costs and expenses (including certain capital expenditures) with respect to the common areas (including parking facilities), all buildings, roofs and facilities within the Centers, as well as insurance and property taxes. During 2000, the Centers recovered approximately 96% of these costs and expenditures in the form of expense recoveries from tenants.

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

    The following table shows scheduled lease expirations over the next ten years based upon Mall Store leases in place at December 31, 2000:

                                                       PERCENTAGE OF    AVERAGE BASE                       PERCENTAGE OF
                        NUMBER OF     MALL GLA OF        MALL GLA       RENT (PSF) OF     ANNUALIZED         BASE RENT
     YEAR ENDING         LEASES     EXPIRING LEASES   REPRESENTED BY      EXPIRING       BASE RENT OF     REPRESENTED BY
    DECEMBER 31,        EXPIRING       (SQ. FT.)      EXPIRING LEASES      LEASES       EXPIRING LEASES   EXPIRING LEASES
- ---------------------   ---------   ---------------   ---------------   -------------   ---------------   ---------------
                                                                                          (THOUSANDS)
    2001                   506         1,059,197            7.0%           $29.44           $31,185             7.8%
    2002                   465           975,333            6.4             31.04            30,276             7.6
    2003                   529         1,229,560            8.1             28.69            35,280             8.8
    2004                   583         1,284,105            8.4             31.84            40,882            10.2
    2005                   570         1,430,843            9.4             30.52            43,672            10.9
    2006                   436         1,300,884            8.5             28.28            36,784             9.2
    2007                   426         1,264,025            8.3             32.76            41,409            10.3
    2008                   412         1,284,972            8.4             30.84            39,632             9.9
    2009                   279         1,060,629            7.0             30.37            32,214             8.1
    2010                   343         1,105,370            7.3             35.20            38,905             9.7

MALL SHOP RENTAL RATES

    The following table contains average base and effective rent (base rent plus percentage rent) on a per square foot basis of the Mall Shops:

                                                      EXISTING MALL SHOP LEASES
                                                     ---------------------------
AS OF DECEMBER 31,                                   BASE RENT    EFFECTIVE RENT
- ------------------                                   ----------   --------------
2000...............................................    $32.83         $33.81
1999...............................................     30.35          30.98
1998...............................................     28.72          29.22

    As leases have expired, the Company has generally sought to rent the available space, either to the existing retailer or a new retailer, at rental rates that are higher than those of the expiring leases, since the average rent for leases in place is generally less than the market rate for such space.

    The following table illustrates increases in Mall Shop rental rates:

                                               LEASES EXECUTED        LEASES EXPIRING
YEAR                                         DURING THE PERIOD(1)   DURING THE PERIOD(2)   PERCENT INCREASE
- ----                                         --------------------   --------------------   ----------------
2000.......................................         $38.00                 $31.64                20.1%
1999.......................................          36.51                  25.99                40.5%
1998.......................................          32.81                  25.19                30.3%

- ------------------------

(1) Represents average base rent for the initial year of occupancy including renewals.

(2) Represents average base rent for the final year of occupancy and includes scheduled expirations, early terminations, abandonments and negotiated buyouts.

    Minimum rents at Mall Shops are expected to grow as a result of contractual rent increases in existing leases. Although there can be no assurances that such contractual increases will be realized, or that contractual increases are indicative of possible future increases, base rent at the Centers is expected to increase by approximately $20.2 million over the next five years through these contractual increases.

                                                                                        CUMULATIVE
                                                            EXISTING CONTRACTUAL   EXISTING CONTRACTUAL
YEAR                                                           RENT INCREASES         RENT INCREASES
- ----                                                        --------------------   ---------------------
2001......................................................       $5,233,045             $ 5,233,045
2002......................................................        5,377,137              10,610,182
2003......................................................        3,607,303              14,217,485
2004......................................................        3,192,016              17,409,501
2005......................................................        2,742,902              20,152,403

    As required by generally accepted accounting principles ("GAAP"), contractual rent increases are recognized as rental income using the straight line method over the respective lease term which may result in the recognition of income not currently billable under the terms of the lease. The amount of contractual rent recognized for GAAP purposes in excess of rent billed for the years ended December 31, 2000, 1999, and 1998 was $3.1 million, $4.1 million and $4.2 million, respectively.

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

    The following table summarizes certain 2000, 1999, and 1998 quarterly data:

                                               1ST            2ND            3RD             4TH
                                             QUARTER        QUARTER        QUARTER         QUARTER
                                             --------       --------       --------       ----------
                                                                ($ IN THOUSANDS)
2000 QUARTERLY DATA:
Mall Shop Sales(1).........................  $700,778       $778,533       $777,814       $1,162,275
Revenues...................................  $151,588(1)    $160,172       $175,561       $  180,137
Percentage Leased(2).......................        92%(1)         93%            94%              94%

1999 QUARTERLY DATA:(1)
Mall Shop Sales............................  $659,438       $729,237       $733,418       $1,118,513
Revenues...................................  $145,599       $145,197       $146,498       $  159,872
Percentage Leased..........................        91%            92%            93%              94%

1998 QUARTERLY DATA:(1)
Mall Shop Sales............................  $615,302       $685,548       $688,089       $1,071,951
Revenues...................................  $ 87,933       $ 86,807       $108,469       $  145,072
Percentage Leased..........................        92%            93%            93%              93%

- ------------------------

(1)  Excludes recently acquired Garden State Plaza.

(2)  Excludes West County, currently under redevelopment.

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

    Although the Company believes its Centers can compete effectively within their trade areas, the Company must also compete with other owners, managers and developers of retail shopping centers. Those competitors that are not REITs may be at an advantage to the extent that they can use operating cash flows to finance projects, while the Company (and its REIT competitors) will be required by the Code to distribute significant amounts of its operating cash flows to shareholders. If the Company should require funds, it may have to borrow when the cost of capital is high. Moreover, increased competition could adversely affect the Company's revenues and Funds from Operations.

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

    An independent consultant has reviewed existing environmental reports to identify environmental conditions at Company-owned Centers and certain properties that the Company formerly owned. A majority of the reports were prepared for entities other than the Company. In some cases, the Company commissioned additional or follow-up investigations by various outside consultants. However, there can be no assurance (i) that circumstances have not changed since any investigations were completed (ii) that the investigation and related reports revealed all potential environmental liabilities; (iii) that the reports are accurate, or (iv) that prior owners or operators of the properties have not created a potential environmental liability unknown to the Company.

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

EXECUTIVE OFFICES

    The Company's executive offices and the headquarters of the Company's Manager, Advisor and Developer are located at 11601 Wilshire Boulevard, Los Angeles, California 90025. The telephone number is (310) 478-4456.

ITEM 2: PROPERTIES

    The following table sets forth certain information about each of the Company's Centers at December 31, 2000:

                                                                     PERCENTAGE OF     OCCUPANCY
                                                                       MALL GLA       COST AS A %
                               ECONOMIC                                LEASED AT       OF SALES         2000 MALL
                              PERCENTAGE   TOTAL GLA     MALL GLA    DECEMBER 31,    DECEMBER 31,      SHOP SALES
SHOPPINGTOWN & LOCATION       OWNERSHIP    (SQ. FT.)    (SQ. FT.)        2000            2000         (PER SQ. FT.)
- -----------------------       ----------   ----------   ----------   -------------   -------------   ---------------
SAN DIEGO

  Horton Plaza,.............     100          865,000      503,000         92%            13.4%            $427
    San Diego, California

  Mission Valley,...........      76        1,372,000      578,000         99             12.4              305
    San Diego, California

  Mission Valley West,......      76          213,000      213,000         96              5.0              427
    San Diego, California

  North County Fair,........     100        1,259,000      379,000         89             14.1              375
    Escondido, California

  Parkway Plaza,............     100        1,074,000      468,000         97             12.3              370
    El Cajon, California

  Plaza Bonita,.............     100          827,000      318,000         90             15.4              360
    National City,
  California

  Plaza Camino Real,........      40        1,125,000      406,000         89             12.9              328
    Carlsbad, California

  UTC,......................      50        1,035,000      441,000         95             11.3              423
    San Diego, California
                                           ----------   ----------        ---            -----             ----

                                            7,770,000    3,306,000         94%            12.9%            $373
                                           ----------   ----------        ---            -----             ----


                              HISTORY & STATUS
SHOPPINGTOWN & LOCATION        OF DEVELOPMENT     ANCHOR RETAILERS & SPECIAL FEATURES
- -----------------------       -----------------   ------------------------------------
SAN DIEGO
  Horton Plaza,.............     Opened 1985      Macy's, Mervyn's, Nordstrom
    San Diego, California
  Mission Valley,...........     Opened 1961      AMC 20-Screen Theatre, Bed, Bath &
    San Diego, California        Redeveloped        Beyond, Macy's Home & Furniture,
                               1975/1983/1997       Montgomery Ward, Nordstrom Rack,
                                                    Robinson's-May
  Mission Valley West,......     Opened 1961      Borders Books, Gateway Computers,
    San Diego, California        Redeveloped        Golfsmith, Gordon Biersh
                                  1997/1998         Brewing Co., Marshalls, Old Navy
  North County Fair,........     Opened 1986      JCPenney, Macy's, Nordstrom,
    Escondido, California                           Robinson's-May (two stores), Sears
  Parkway Plaza,............     Opened 1972      JCPenney, Mervyn's, Robinson's-May,
    El Cajon, California                            Regal Cinemas, Sears
  Plaza Bonita,.............     Opened 1981      JCPenney, Mervyn's, Montgomery Ward,
    National City,                                  Robinson's-May
  California
  Plaza Camino Real,........     Opened 1969      JCPenney, Macy's (two stores),
    Carlsbad, California         Redeveloped        Robinson's-May, Sears
                                  1979/1989
  UTC,......................     Opened 1977      Macy's, Nordstrom, Robinson's-May,
    San Diego, California                           Sears

                                                                     PERCENTAGE OF     OCCUPANCY
                                                                       MALL GLA       COST AS A %
                               ECONOMIC                                LEASED AT       OF SALES         2000 MALL
                              PERCENTAGE   TOTAL GLA     MALL GLA    DECEMBER 31,    DECEMBER 31,      SHOP SALES
SHOPPINGTOWN & LOCATION       OWNERSHIP    (SQ. FT.)    (SQ. FT.)        2000            2000         (PER SQ. FT.)
- -----------------------       ----------   ----------   ----------   -------------   -------------   ---------------
LOS ANGELES

  Eagle Rock,...............     100          473,000      163,000         92%            15.6%            $184
    Los Angeles, California

  Eastland,.................     100          783,000      581,000        100              3.4              246
    West Covina, California

  Fox Hills,................     100          891,000      322,000         89             14.2              347
    Culver City, California

  Palm Desert,..............     100          873,000      378,000         79             12.9              334
    Palm Desert, California

  Promenade,................     100          600,000      330,000        N/A              8.5              312
    Woodland Hills,
  California

  Santa Anita,..............      90        1,098,000      393,000         97             13.9              350
    Arcadia, California

  Topanga,..................     100        1,049,000      371,000         99             11.8              397
    Canoga Park, California

  West Covina,..............     100        1,177,000      529,000         92             15.0              298
    West Covina, California
                                           ----------   ----------        ---            -----             ----

                                            6,944,000    3,067,000         93%            13.3%            $324
                                           ----------   ----------        ---            -----             ----


                              HISTORY & STATUS
SHOPPINGTOWN & LOCATION        OF DEVELOPMENT     ANCHOR RETAILERS & SPECIAL FEATURES
- -----------------------       -----------------   ------------------------------------
LOS ANGELES
  Eagle Rock,...............     Opened 1973      Montgomery Ward, Robinson's-May
    Los Angeles, California
  Eastland,.................     Opened 1957      Baby's R' Us, Bed, Bath & Beyond,
    West Covina, California      Redeveloped        Marshall's, Mervyn's, Old Navy,
                                  1979/1997         Ross Dress for Less, Target
  Fox Hills,................     Opened 1975      JCPenney, Macy's, Robinson's-May,
    Culver City, California                         18,000 s.f. Office Building
  Palm Desert,..............     Opened 1983      JCPenney, Macy's, Macy's Men's &
    Palm Desert, California                         Home, Robinson's-May (two stores)
  Promenade,................     Opened 1973      AMC-14 Theatre, Macy's (two stores)
    Woodland Hills,            Currently Under
  California                    Redevelopment
  Santa Anita,..............     Opened 1974      JCPenney, Macy's, Nordstrom,
    Arcadia, California                             Robinson's-May
  Topanga,..................     Opened 1964      Montgomery Ward, Nordstrom,
    Canoga Park, California      Redeveloped        Robinson's-May, Sears
                               1984/1992/1994
  West Covina,..............     Opened 1975      JCPenney, Macy's, Robinson's-May,
    West Covina, California      Redeveloped        Sears
                                  1990/1993

                                                                     PERCENTAGE OF     OCCUPANCY
                                                                       MALL GLA       COST AS A %
                               ECONOMIC                                LEASED AT       OF SALES         2000 MALL
                              PERCENTAGE   TOTAL GLA     MALL GLA    DECEMBER 31,    DECEMBER 31,      SHOP SALES
SHOPPINGTOWN & LOCATION       OWNERSHIP    (SQ. FT.)    (SQ. FT.)        2000            2000         (PER SQ. FT.)
- -----------------------       ----------   ----------   ----------   -------------   -------------   ---------------
NORTHERN CALIFORNIA

  Downtown Plaza,...........     100        1,188,000      403,000         95%            12.9%            $338
    Sacramento, California

  Solano,...................     100        1,034,000      475,000         92             12.3              348
    Fairfield, California
                                           ----------   ----------        ---            -----             ----
                                            2,222,000      878,000         94%            12.7%            $343
                                           ----------   ----------        ---            -----             ----

SAN JOSE REGION

  Oakridge,.................     100          799,000      331,000         98%            11.1%            $434
    San Jose, California

  Valley Fair,..............      50        1,103,000      434,000         99              8.9              789
    San Jose, California
                                           ----------   ----------        ---            -----             ----
                                            1,902,000      765,000         99%             9.4%            $666
                                           ----------   ----------        ---            -----             ----

OTHER WEST COAST

  Capital,..................     100          600,000      237,000         88%             9.6%            $312
    Olympia, Washington

  Vancouver,................     100          883,000      342,000         95             10.4              281
    Vancouver, Washington

  Westland,.................     100          471,000      138,000         97              4.0              221
    Denver, Colorado
                                           ----------   ----------        ---            -----             ----
                                            1,954,000      717,000         92%             8.0%            $287
                                           ----------   ----------        ---            -----             ----

WEST COAST TOTAL............               20,792,000    8,733,000         94%            11.7%            $375
                                           ==========   ==========        ===            =====             ====


                              HISTORY & STATUS
SHOPPINGTOWN & LOCATION        OF DEVELOPMENT     ANCHOR RETAILERS & SPECIAL FEATURES
- -----------------------       -----------------   ------------------------------------
NORTHERN CALIFORNIA
  Downtown Plaza,...........     Opened 1971      Macy's (two stores),
    Sacramento, California                        283,000 s.f. Office Space
  Solano,...................     Opened 1981      Best Buy, Edwards 16 Theater,
    Fairfield, California                           JCPenney, Macy's, Mervyn's, Sears
SAN JOSE REGION
  Oakridge,.................     Opened 1973      Macy's, Montgomery Ward, Sears
    San Jose, California
  Valley Fair,..............     Opened 1986      Macy's (two stores), Nordstrom
    San Jose, California       Currently Under
                                Redevelopment
OTHER WEST COAST
  Capital,..................     Opened 1978      Bon Marche, JCPenney, Mervyn's
    Olympia, Washington
  Vancouver,................     Opened 1977      JCPenney, Meier & Frank, Mervyn's,
    Vancouver, Washington        Redeveloped        Nordstrom, Sears
                                  1979/1993
  Westland,.................     Opened 1960      Sears, Super K-mart
    Denver, Colorado             Redeveloped
                                  1978/1994
WEST COAST TOTAL............

                                                                     PERCENTAGE OF     OCCUPANCY
                                                                       MALL GLA       COST AS A %
                               ECONOMIC                                LEASED AT       OF SALES         2000 MALL
                              PERCENTAGE   TOTAL GLA     MALL GLA    DECEMBER 31,    DECEMBER 31,      SHOP SALES
SHOPPINGTOWN & LOCATION       OWNERSHIP    (SQ. FT.)    (SQ. FT.)        2000            2000         (PER SQ. FT.)
- -----------------------       ----------   ----------   ----------   -------------   -------------   ---------------
ST. LOUIS

  Crestwood,................     100        1,035,000      432,000         95%            12.4%            $310
    St. Louis, Missouri

  Mid Rivers,...............     100        1,022,000      443,000         89             12.9              301
    St. Peters, Missouri

  Northwest Plaza,..........     100        1,799,000      683,000         94             14.1              264
    St. Ann, Missouri

  South County,.............     100          733,000      239,000         95             11.2              301
    St. Louis, Missouri

  West County,..............     100          583,000      152,000        N/A             13.1              222
    Des Peres, Missouri
                                           ----------   ----------        ---            -----             ----
                                            5,172,000    1,949,000         93%            12.7%             290
                                           ----------   ----------        ---            -----             ----

OTHER MID WEST

  West Park,................     100          500,000      228,000         88%            13.8%             214
    Cape Girardeau, Missouri
                                           ----------   ----------        ---            -----             ----

MID WEST TOTAL..............                5,672,000    2,177,000         92%            12.7%            $278
                                           ==========   ==========        ===            =====             ====


                              HISTORY & STATUS
SHOPPINGTOWN & LOCATION        OF DEVELOPMENT     ANCHOR RETAILERS & SPECIAL FEATURES
- -----------------------       -----------------   ------------------------------------
ST. LOUIS
  Crestwood,................     Opened 1957      Dillard's, Famous-Barr, Sears
    St. Louis, Missouri          Redeveloped
                                  1984/1999
  Mid Rivers,...............     Opened 1987      Dillard's, Famous-Barr, JCPenney,
    St. Peters, Missouri         Redeveloped        Sears, Wehrenberg Theatres
                               1990/1996/1999
  Northwest Plaza,..........     Opened 1965      Dillard's, Famous-Barr, JCPenney,
    St. Ann, Missouri            Redeveloped        Sears,
                                    1989            154,000 s.f. Office Building
  South County,.............     Opened 1963      Dillard's, Famous-Barr, JCPenney
    St. Louis, Missouri       Redeveloped 1979
  West County,..............     Opened 1969      Famous-Barr, JCPenney
    Des Peres, Missouri       Redeveloped 1985
                              To be completely
                               redeveloped in
                                    2001
OTHER MID WEST
  West Park,................     Opened 1981      Famous-Barr, JCPenney, Shopko
    Cape Girardeau, Missouri  Redeveloped 1984
MID WEST TOTAL..............

                                                                     PERCENTAGE OF     OCCUPANCY
                                                                       MALL GLA       COST AS A %
                               ECONOMIC                                LEASED AT       OF SALES         2000 MALL
                              PERCENTAGE   TOTAL GLA     MALL GLA    DECEMBER 31,    DECEMBER 31,      SHOP SALES
SHOPPINGTOWN & LOCATION       OWNERSHIP    (SQ. FT.)    (SQ. FT.)        2000            2000         (PER SQ. FT.)
- -----------------------       ----------   ----------   ----------   -------------   -------------   ---------------
CONNECTICUT

  Connecticut Post,.........     100        1,015,000      428,000         80%            14.8%            $318
    Milford, Connecticut

  Enfield,..................     100          716,000      294,000         94             13.3              249
    Enfield, Connecticut

  Meriden,..................     100          909,000      372,000         96             15.8              296
    Meriden, Connecticut

  Trumbull,.................     100        1,194,000      497,000         95             14.1              388
    Trumbull, Connecticut
                                           ----------   ----------        ---            -----             ----

                                            3,834,000    1,591,000         91%            14.7%            $323
                                           ----------   ----------        ---            -----             ----

WASHINGTON

  Annapolis,................     100        1,189,000      496,000         98%            12.1%            $453
    Annapolis, Maryland

  Montgomery,...............     100        1,101,000      465,000        100             12.4              484
    Bethesda, Maryland

  Wheaton,..................     100        1,285,000      467,000         98             12.1              335
    Wheaton, Maryland
                                           ----------   ----------        ---            -----             ----

                                            3,575,000    1,428,000         99%            12.2%            $438
                                           ----------   ----------        ---            -----             ----


                              HISTORY & STATUS
SHOPPINGTOWN & LOCATION        OF DEVELOPMENT     ANCHOR RETAILERS & SPECIAL FEATURES
- -----------------------       -----------------   ------------------------------------
CONNECTICUT
  Connecticut Post,.........     Opened 1960      Filene's, JCPenney, Sears
    Milford, Connecticut         Redeveloped
                                  1991/1999
  Enfield,..................     Opened 1971      Filene's, Sears
    Enfield, Connecticut         Redeveloped
                               1987/1997/1998
  Meriden,..................     Opened 1971      Filene's, JCPenney, Lord & Taylor,
    Meriden, Connecticut         Redeveloped        Sears
                               1988/1993/1999
  Trumbull,.................     Opened 1962      Filene's, JCPenney, Lord & Taylor,
    Trumbull, Connecticut        Redeveloped        Macy's
                               1982/1987/1990
                                    1992
WASHINGTON
  Annapolis,................     Opened 1980      Crown Theaters, Hecht's, JCPenney,
    Annapolis, Maryland          Redeveloped        Lord & Taylor, Montgomery Ward,
                               1983/1994/1998       Nordstrom
                                    1999
  Montgomery,...............     Opened 1968      Hecht's, Nordstrom, Sears
    Bethesda, Maryland           Redeveloped
                               1976/1982/1984
                                    1991
  Wheaton,..................     Opened 1960      Hecht's, JCPenney, Montgomery Ward,
    Wheaton, Maryland            Redeveloped      191,000 s.f. Office Space
                                    1987

                                                                     PERCENTAGE OF     OCCUPANCY
                                                                       MALL GLA       COST AS A %
                               ECONOMIC                                LEASED AT       OF SALES         2000 MALL
                              PERCENTAGE   TOTAL GLA     MALL GLA    DECEMBER 31,    DECEMBER 31,      SHOP SALES
SHOPPINGTOWN & LOCATION       OWNERSHIP    (SQ. FT.)    (SQ. FT.)        2000            2000         (PER SQ. FT.)
- -----------------------       ----------   ----------   ----------   -------------   -------------   ---------------
OTHER EAST COAST

  Garden State Plaza,.......      50        1,985,000      852,000         99%            15.4%            $515
    Paramus, New Jersey

  Independence,.............      85          670,000      206,000         96             11.2              337
    Wilmington,
    North Carolina

  South Shore,..............     100        1,164,000      307,000         95             15.6              397
    Bay Shore, New York
                                           ----------   ----------        ---            -----             ----

                                            3,819,000    1,365,000         95%            15.1%            $456
                                           ----------   ----------        ---            -----             ----

EAST COAST TOTAL                           11,228,000    4,384,000         95%            14.2%            $405
                                           ----------   ----------        ---            -----             ----

                                           37,692,000   15,294,000         94%            13.1%            $371
                                           ==========   ==========        ===            =====             ====


                              HISTORY & STATUS
SHOPPINGTOWN & LOCATION        OF DEVELOPMENT     ANCHOR RETAILERS & SPECIAL FEATURES
- -----------------------       -----------------   ------------------------------------
OTHER EAST COAST
  Garden State Plaza,.......     Opened 1957      JCPenney, Lord & Taylor, Macy's,
    Paramus, New Jersey          Redeveloped        Neiman Marcus, Nordstrom
                                  1990/1996
  Independence,.............     Opened 1979      Belk Beery, JCPenney, Sears
    Wilmington,
    North Carolina
  South Shore,..............     Opened 1963      JCPenney, Lord & Taylor, Macy's,
    Bay Shore, New York          Redeveloped        Sears
                                  1997/1998
EAST COAST TOTAL

MORTGAGE AND OTHER SECURED DEBT ON PORTFOLIO PROPERTIES

    The following table sets forth certain information regarding debt secured by the Company's interests in the Centers, including the Company's pro rata share of mortgages encumbering Centers in which the Company has less than a 100% interest. All mortgage debt is nonrecourse to the Company. The information set forth below is as of December 31, 2000:

                                                                                                EARLIEST DATE ON
                                EFFECTIVE   PRINCIPAL    ANNUAL DEBT              BALANCE DUE    WHICH THE NOTE
                                INTEREST     BALANCE       SERVICE     MATURITY   ON MATURITY    CAN BE PREPAID
PROPERTY PLEDGED AS COLLATERAL    RATE       (000'S)       (000'S)       DATE       (000'S)     WITHOUT PENALTY
- ------------------------------  ---------   ----------   -----------   --------   -----------   ----------------
Annapolis...................      8.31%     $  143,420     $ 12,927    12/11/09   $  129,886          9/2009
Downtown Plaza..............      8.31%         87,777        8,207    12/11/09       75,645          9/2009
Eagle Rock..................      8.31%         16,728        1,508    12/11/09       15,150          9/2009
Eastland....................      8.31%         40,793        3,382    12/11/09       40,793          9/2009
South Shore.................      8.31%         85,774        7,731    12/11/09       77,681          9/2009
                                            ----------     --------               ----------
                                               374,492       33,755                  339,155
                                            ----------     --------               ----------

Capital.....................      6.02%         30,025        1,808    12/11/01       30,025         12/2001
Crestwood...................      6.02%         73,682        4,438    12/11/01       73,682         12/2001
Enfield.....................      6.02%         30,796        1,855    12/11/01       30,796         12/2001
Fox Hills...................      6.02%         47,200        2,843    12/11/01       47,200         12/2001
Horton Plaza................      6.02%        113,100        6,812    12/11/01      113,100         12/2001
Mid Rivers..................      6.02%         56,990        3,433    12/11/01       56,990         12/2001
Northwest Plaza.............      6.02%         85,511        5,151    12/11/01       85,511         12/2001
Oakridge....................      6.02%         45,400        2,735    12/11/01       45,400         12/2001
Parkway Plaza...............      6.02%         83,300        5,017    12/11/01       83,300         12/2001
Plaza Bonita................      6.02%         75,524        4,549    12/11/01       75,524         12/2001
West Covina.................      6.02%         83,152        5,008    12/11/01       83,152         12/2001
West Park...................      6.02%         29,420        1,772    12/11/01       29,420         12/2001
                                            ----------     --------               ----------
                                               754,100       45,421                  754,100
                                            ----------     --------               ----------

Solano......................      7.00%         18,051        1,788     7/01/18           --          7/2018
Solano......................      7.00%         21,983        2,108     1/01/06       18,572          1/2006
                                            ----------     --------               ----------
                                                40,034        3,896                   18,572
                                            ----------     --------               ----------

South County................      7.69%         40,000        3,074     3/28/03       40,000         12/2000
South County................      7.93%          8,308          659     3/28/03        8,308         12/2000
                                            ----------     --------               ----------
                                                48,308        3,733                   48,308
                                            ----------     --------               ----------

Topanga.....................      7.77%         43,307        3,790     2/01/02       42,827          2/2002
Topanga.....................      7.00%         57,337        6,279     2/01/02       54,856         11/2001
                                            ----------     --------               ----------
                                               100,644       10,069                   97,683
                                            ----------     --------               ----------

May Department Stores.......      6.39%         11,037        3,788     2/01/04           --          2/2004
May Department Stores.......      7.33%         55,167        4,043     2/01/14           --          2/2014
                                            ----------     --------               ----------
                                                66,204        7,831                       --
                                            ----------     --------               ----------

                                                                                                EARLIEST DATE ON
                                EFFECTIVE   PRINCIPAL    ANNUAL DEBT              BALANCE DUE    WHICH THE NOTE
                                INTEREST     BALANCE       SERVICE     MATURITY   ON MATURITY    CAN BE PREPAID
PROPERTY PLEDGED AS COLLATERAL    RATE       (000'S)       (000'S)       DATE       (000'S)     WITHOUT PENALTY
- ------------------------------  ---------   ----------   -----------   --------   -----------   ----------------
Meriden.....................      7.45%         98,500        8,224     1/11/11       87,002         12/2003
Montgomery..................      7.72%        157,352       13,630     6/15/10      121,515          4/2010
North County Fair...........      7.00%         71,025        6,399(1)  6/01/22           --          6/2022
Secured line of credit(2)...      8.33%        233,000       19,410    12/15/02      233,000         12/2000
                                            ----------     --------               ----------
  Total wholly-owned........                 1,943,659      152,368                1,699,335
                                            ==========     ========               ==========
Santa Anita.................      7.00%         39,861        4,206     2/01/04       34,653         11/2003
Santa Anita.................      7.00%         13,761        1,469     2/01/04       11,947         11/2003
                                            ----------     --------               ----------
                                                53,622        5,675                   46,600
                                            ----------     --------               ----------

Independence................      7.58%         31,875        2,416    12/06/02       31,875         12/2000
Independence................      7.95%         15,004        1,193    12/06/02       15,004         12/2000
                                            ----------     --------               ----------
                                                46,879        3,609                   46,879
                                            ----------     --------               ----------

Mission Valley..............      6.78%         56,850        3,854    12/15/04       56,850         12/2000
Valley Fair.................      8.68%         98,740        8,571     6/22/03       98,740         12/2000
UTC.........................      7.20%         38,908        3,670     1/01/06       33,698          1/2006
Vancouver...................      7.66%         56,715        4,346    10/11/03       56,715         10/2002
Garden State Plaza..........      7.54%        133,371       10,700     5/15/05      130,010          5/2005
Plaza Camino Real...........      7.65%         14,400        1,102     6/11/10       14,400          6/2010
                                            ----------     --------               ----------
Total Proportionate Joint
  Ventures..................                   499,485       41,527                  483,892
                                            ----------     --------               ----------
Total.......................                $2,443,144(3)   $193,895              $2,183,227
                                            ==========     ========               ==========

- ------------------------

(1)  Contingent interest is owed at 30% of receipts in excess of $8.3 million.

(2) The properties pledged as collateral include Connecticut Post, Palm Desert, Promenade, Trumbull, Westland and Wheaton.

(3) A reconciliation of the Company's pro rata share of debt secured by the Company's interest in the Centers to the consolidated indebtedness as of
    December 31, 2000, is as follows:

                                                               (000'S)
                                                              ----------
Pro Rata share of debt secured by the Company's interests in
  the    Centers............................................  $2,443,144
Less: Pro Rata share of mortgages encumbering unconsolidated
      partnership Centers...................................    (285,419)
Plus: Minority interest in mortgages encumbering
     consolidated Centers...................................      32,517
Unsecured consolidated indebtedness.........................     451,088
                                                              ----------
Consolidated indebtedness...................................  $2,641,330
                                                              ==========

ITEM 3: LEGAL PROCEEDINGS

    Except as otherwise set forth below, the Company currently is neither subject to any material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business. Based on consultation with counsel, management believes that these items will not have a material adverse impact on the Company's consolidated financial position or results of operations.

    As a result of the Offer, the Company, its directors, WAT and WHL have been named as defendants in substantially similar class action lawsuits filed during February and March 2001. Three actions have been brought in the Superior Court of the State of California, County of Los Angeles (Teitelbaum v. WAT, et. al., Kaufman v. WAT, et. al. and Bowlinder v. WAT, et. al.). Two actions have been brought in the United States District Court for the Central District of California (Teitelbaum v. WAT, et. al. and Kaufman v. WAT, et. al.). Three actions have been brought in the United States District Court for the Western District of Missouri (Rosenberg v. WAT, et. al., Osher v. WAT, et. al. and Washington Savings Bank v. WAT, et. al.). The plaintiffs purport to represent a class of the minority shareholders whose stock in the Company will be purchased for $16.25 in cash per share in connection with the proposed acquisition by WAT of the shares of common stock of the Company not held by WAT and WHL. While the allegations contained in each complaint are not identical, the complaints generally assert that the $16.25 per share price to be paid to the minority shareholders is inadequate and does not reflect the value of the assets and future prospects of the Company. The complaints also generally allege that the director defendants engaged in self-dealing without regard to conflicts of interest and that they breached their fiduciary duties in approving the Merger Agreement. The complaints seek remedies including unspecified monetary damages, attorneys' fees and injunctive relief that would, if granted, prevent the completion of the Merger. The plaintiffs in the Western District of Missouri filed an Amended Complaint on March 19, 2001 titled DAVID ROSENBERG V. WESTFIELD AMERICA, INC. ET. AL., Civil Action No. 01-0165-CV-W-3 (W.D. Mo.) in which they reallege claims substantially similar to those set forth in the complaints previously filed and add claims for: (i) violation of Section 14(e) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 14e-3(a) promulgated thereunder; and (ii) a declaration as to the applicability of Missouri's Business Combination Statute to the transaction. The Company has moved to dismiss the actions filed in the Missouri federal court (which it plans to amend to take into account the new matters alleged in the amended complaint) and plans to file a similar motion either in the California State or federal actions, depending on which ultimately proceeds.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company's common stock trades on the New York Stock Exchange ("NYSE"), under the symbol "WEA."

    Depending on the number of shares of the Company's common stock acquired under the Offer, following the Offer, the Company's common stock may no longer be eligible for listing on the NYSE. The Company's common stock will be delisted after the Merger.

    The following table sets forth the per share intra-day high and low for the quarter based on intra-day trading as reported by the NYSE and declared distributions for the Company's common stock on a quarterly basis for 1999, 2000 and for the first quarter 2001:

                                                                                             DECLARED
                                                            HIGH       LOW       CLOSE     DISTRIBUTION
                                                          --------   --------   --------   ------------
2001
First Quarter...........................................   $16.70    $ 13.44     $16.23      $0.3725

2000
Fourth Quarter..........................................   $14.75    $ 12.56     $14.44      $  0.37
Third Quarter...........................................    15.50      13.25      13.75         0.37
Second Quarter..........................................    14.88      13.06      13.45         0.37
First Quarter...........................................    14.50      12.13      13.56         0.37

1999
Fourth Quarter..........................................   $14.88    $ 12.00     $12.31      $0.3625
Third Quarter...........................................    16.06      13.56      13.88       0.3625
Second Quarter..........................................    17.44      15.06      15.06       0.3625
First Quarter...........................................    18.25      14.78      17.44       0.3625

    The number of shareholders of record of the Company's common stock was 121 as of March 30, 2001.

    The 2000 distributions include a distribution declared on December 19, 2000 to shareholders of record on December 29, 2000 of $27.1 million (or $0.37 per common share) for the quarter ended December 31, 2000, which was paid on January 31, 2001. For the years ended December 31, 2000 and 1999, the Company declared distributions per common share of $1.48 and $1.45, respectively.

    On March 20, 2001, the Company declared a dividend of $0.3725 per common share for the quarter ended March 31, 2001, which dividend will be paid on the earlier of April 30, 2001 or the expiration date of the Offer, to shareholders of record on March 30, 2001.

    On March 27, 2001, the Company declared a PRO RATA dividend of $0.02456 per common share, for the period beginning on April 1, 2001 and ending on April 6, 2001, in accordance with the terms of the Merger Agreement. The PRO RATA dividend will be paid on April 6, 2001, to shareholders of record on that date. If the Offer actually expires more than fifteen days after April 6, 2001, the anticipated expiration date of the Offer, a further PRO RATA dividend will be paid.

    After the Merger, the Company intends to review its quarterly cash dividend policy with respect to the common stock. Payment of future cash dividends, if any, will be at the discretion of the Company's board of directors, which may increase the dividend payment up to an annual amount equal to net income per share of common stock calculated based on Australian generally accepted accounting principles.

ITEM 6: SELECTED FINANCIAL DATA

    The following table sets forth historical consolidated financial data for the Company and should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this 2000 Annual Report on Form 10-K. The Company's Consolidated Financial Statements are not necessarily indicative of the future financial position and results of operations of the Company. The Company believes that the book value of its real estate assets, which reflects the historical cost of such real estate assets, less accumulated depreciation, is less than the current market value of its properties.

                                                         YEARS ENDED DECEMBER, 31
                                          -------------------------------------------------------
                                            2000        1999        1998        1997       1996
                                          ---------   ---------   ---------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
Revenues:
  Minimum rents.........................  $ 358,996   $ 344,099   $ 226,089   $147,971   $105,295
  Tenant recoveries.....................    159,086     147,379      91,909     64,662     44,423
  Percentage rents......................     15,171      12,300      10,467      4,175      3,991
                                          ---------   ---------   ---------   --------   --------
    Total revenues......................    533,253     503,778     328,465    216,808    153,709

Expenses:
  Operating.............................    165,129     155,688      97,359     64,156     47,339
  Management fees.......................      9,512      10,218       6,264      4,074      3,191
  Advisory fees.........................     11,273       9,788       6,140         --      2,600
  General and administrative............      1,827       1,816       1,519        949        808
  Depreciation and amortization.........    114,570     112,625      76,926     53,913     38,596
                                          ---------   ---------   ---------   --------   --------
  Operating income......................    230,942     213,643     140,257     93,716     61,175
  Interest expense, net.................   (186,814)   (184,496)   (106,852)   (57,472)   (40,233)

  Equity in net income of unconsolidated
    real estate affiliates..............     11,412       9,259       5,949      3,887      3,707
  Interest and other income.............      9,859      17,990      17,196      9,212      1,110
  Gain on sale of investments, net......         --       1,971      53,895         --         --
  Income before minority interest and
    cumulative effect of change in
    accounting principle................     65,399      58,367     110,445     49,343     25,759
  Minority interest in earnings of
    consolidated real estate
    affiliates..........................     (6,622)     (4,068)     (4,257)    (2,478)    (1,063)
  Cumulative Effect of Change in
    Accounting Principle................     (2,021)         --          --         --         --
                                          ---------   ---------   ---------   --------   --------
Net income..............................  $  56,756   $  54,299   $ 106,188   $ 46,865   $ 24,696
                                          =========   =========   =========   ========   ========
Net income allocable to diluted Common
  shares................................  $  14,994   $  17,339   $  88,569   $ 35,437   $ 20,432
                                          =========   =========   =========   ========   ========
Earnings per diluted common share.......  $    0.20   $    0.23   $    1.20   $   0.54   $   0.42
                                          =========   =========   =========   ========   ========
Dividends declared per diluted common
  share.................................  $    1.48   $    1.45   $    1.42   $   1.59   $   1.51
                                          =========   =========   =========   ========   ========

                                                              DECEMBER 31,
                                     --------------------------------------------------------------
                                        2000         1999         1998         1997         1996
                                     ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
Investments in real estate, net....  $3,691,415   $3,468,138   $3,690,258   $1,848,501   $1,310,434
Total assets.......................  $3,829,605   $3,603,661   $3,820,639   $1,969,630   $1,341,854
Notes payable......................  $2,641,330   $2,392,137   $2,641,015   $1,107,425   $  770,625
Minority interest..................  $  103,874   $   33,180   $   42,605   $   25,123   $       54
Shareholders' equity...............  $  567,795   $  659,840   $  746,119   $  770,380   $  518,530

                                                         YEARS ENDED DECEMBER 31,
                                        ----------------------------------------------------------
                                          2000        1999         1998         1997        1996
                                        ---------   ---------   -----------   ---------   --------
                                                      (IN THOUSANDS, EXCEPT RATIOS)
OTHER DATA:
EBITDA(1).............................  $ 396,814   $ 369,663   $   256,931   $ 177,858   $124,352
FFO(2)................................  $ 195,238   $ 177,023   $   140,839   $ 111,271   $ 75,842
Cash flows provided by operating
  activities..........................  $ 149,067   $ 153,898   $   101,938   $  92,871   $ 55,244
Cash flows (used in) provided by
  investing activities................  $(170,767)  $(178,004)  $(1,346,534)  $(560,965)  $(90,969)
Cash flows provided by (used in)
  financing activities................  $  29,491   $   5,278   $ 1,258,865   $ 472,368   $ 42,454
FFO allocable to diluted common
  shares(2)...........................  $ 139,950   $ 132,602   $   120,557   $ 100,555   $ 71,578
Weighted average number of diluted
  common shares.......................     76,490      76,619        73,901      65,548     49,063
Ratio of earnings to fixed
  charges(3)..........................      1.35x       1.28x         1.54x       1.92x      1.77x
Ratio of earnings to combined fixed
  charges and preferred stock
  dividends(3)........................      1.10x       1.07x         1.33x       1.61x      1.60x
Ratio of FFO to fixed charges(2)(3)...      1.99x       1.94x         2.28x       2.87x      2.78x
Ratio of FFO to combined fixed charges
  and preferred stock
  dividends(2)(3).....................      1.63x       1.61x         1.97x       2.40x      2.52x

- ------------------------

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

(2) The Company computes Funds From Operations ("FFO") in accordance with standards established by the White Paper on FFO approved by the Board of
    Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995, which defines FFO as net income (loss) (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated real estate affiliates. In accordance with the NAREIT white paper on FFO dated
    October 1999, excluded from FFO are the earnings impact of cumulative effects of accounting changes and results of discontinued operations, both as defined by GAAP. FFO should not be considered as an alternative to net income (determined in accordance with GAAP), as a measure of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP), as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. In addition, FFO as computed by the Company may not be comparable to similarly titled figures reported by other REITs. The Company believes that FFO is an effective measure of the Company's operating performance because analysts and investors usually use FFO in analyzing the operating results of real estate companies rather then using earnings per share.

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

GENERAL BACKGROUND

    At December 31, 2000 and for the year then ended, the Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 34 Centers, the equity in income in five properties held by unconsolidated real estate affiliates, including Westfield Shoppingtown Garden State Plaza, which was acquired in June 2000, Westfield Shoppingtown UTC, which became a deconsolidated entity in June 1999, and Westfield Shoppingtown Vancouver through October 6, 2000 when this Center became consolidated, 12 separate department store properties that are net leased to The May Company under finance leases, and a $145.0 million secured participating loan (the "Garden State Plaza Loan"), which was assumed in June 2000 in connection with the Garden State Plaza acquisition.

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

    At December 31, 1998 and for the year then ended, the Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 29 Centers, the equity in income of five unconsolidated real estate affiliates, the equity in income of North County Fair, Topanga, Cerritos, Santa Anita and Capital through the point in time at which these Centers became consolidated, 12 separate department store properties net leased to the May Company under financing leases, certain other real estate investments, the Garden State Plaza Loan and the exercise of warrants in WHL (the "WHL Warrants").

    Fluctuations in the Company's results of operations from year to year were primarily affected by acquisitions and dispositions that occurred during each of the years ending December 31, 2000, 1999 and 1998. The following is a summary of the acquisitions and dispositions:

    2000 ACQUISITIONS:

    In 2000, the Company invested approximately $237.1 million to acquire interests in two Centers, as follows:

                                   - 50% managing, non-controlling interest acquired in
Garden State Plaza...............  June 2000
Vancouver........................  - An additional 49.5% interest acquired in October 2000

    The acquisition of Garden State Plaza was facilitated through the issuance of Series F Partnership Preferred Units in the Operating Partnership valued at $52.5 million and the assumption of a $145.0 million secured participating loan. The interest in Westfield Shoppingtown Vancouver was acquired for approximately $24.5 million plus the assumption of $15.1 million of debt. The Centers acquired in 2000 are referred to as the "2000 Acquisition Centers".

    1999 ACQUISITIONS AND DISPOSITIONS:

    In 1999, the Company invested approximately $231.8 million to acquire interests in four Centers, as follows:

Wheaton Plaza..................  - The remaining 32% interest not previously owned by the
                                 Company acquired in January 1999
Independence...................  - An additional 15% interest effectively acquired in
                                   March 1999
Valley Fair....................  - The remaining 50% interest not previously owned by the
                                 Company acquired in June 1999 and subsequently joint
                                   ventured as discussed below
Palm Desert....................  - 100% interest acquired in August 1999

    The interests in Centers acquired in 1999 were acquired with proceeds from the Company's unsecured revolving credit facility, the issuance of Series E Preferred Stock totaling $86.0 million, the issuance of partnership interests and Investor Unit Rights valued at $21.4 million, and the sale of Cerritos as discussed below.

    In 1999, the Company sold one property and joint ventured two properties, which provided proceeds totaling $223.0 million, net of related debt, as follows:

Cerritos.......................  - 100% interest sold in June 1999
Valley Fair....................  - 50% interest joint ventured in June 1999
UTC............................  - 50% interest joint ventured in June 1999

    The proceeds from the sale of Cerritos were used to acquire a 50% interest in Valley Fair. The proceeds from the Valley Fair and UTC joint venture were used to pay down the unsecured revolving credit facility and to provide liquidity for future redevelopments and strategic acquisitions.

    The Centers acquired in 1999, sold in 1999 and joint ventured in 1999, are referred to as the "1999 Acquisition Centers".

1998 ACQUISITIONS:

    In 1998, the Company invested approximately $1.8 billion to acquire interests in 16 Centers, including a portfolio of 12 shopping centers from TrizecHahn for approximately $1.4 billion. The Properties acquired in 1998 were as follows:

HAHN CENTERS:
UTC............................  - 100% interest acquired in July 1998.
Valley Fair....................  - 50% managing, non-controlling interest acquired in
                                 July 1998.
Solano.........................  - 100% interest acquired in September 1998.
Parkway Plaza..................  - 100% interest acquired in September 1998.
Fox Hills......................  - 100% interest acquired in October 1998.
Oakridge.......................  - 100% interest acquired in October 1998.
Downtown Plaza.................  - 100% interest acquired in October 1998.
Horton Plaza...................  - 100% interest acquired in October 1998.
Capital........................  - 49% managing, non-controlling interest acquired in
                                 October 1998 and the remaining 51% interest acquired in
                                   December 1998.
North County Fair..............  - the remaining 55% interest not previously owned by the
                                 Company acquired in October 1998.
Cerritos.......................  - 50% managing, non-controlling interest acquired in
                                 July 1998 and the remaining 50% interest acquired in
                                   November 1998.
Santa Anita....................  - 39.7% managing, non-controlling interest acquired in
                                 September 1998 and an additional 50% interest acquired in
                                   December 1998, which provided the Company with a
                                   controlling interest in the property.

OTHER ACQUISITIONS:
  Crestwood....................  - 100% interest acquired in January 1998.
  Promenade....................  - 100% interest acquired in June 1998.
  Independence.................  - 60% interest acquired in August 1998 and an additional 10%
                                 interest acquired in October 1998.
  Topanga......................  - the remaining 58% interest not previously owned by the
                                 Company acquired in November 1998.

    The Centers acquired in 1998 (referred to as the "1998 Acquisition Centers") were acquired with proceeds obtained from the Company's unsecured revolving credit facility, the issuance of shares of the Company's Series C cumulative convertible redeemable preferred stock (the "Series C Preferred Stock"),
Series C-1 cumulative convertible redeemable preferred stock (the "Series C-1 Preferred Stock"), Series C-2 cumulative convertible redeemable preferred stock (the "Series C-2 Preferred Stock"), Series D cumulative convertible redeemable preferred stock (the "Series D Preferred Stock") and Series D-1 cumulative convertible redeemable preferred stock (the "Series D-1 Preferred Stock") totaling $275.0 million, the issuance of new unsecured debt, the issuance of Notes to Australian investors (the "Capital Notes") totaling $301.1 million, the assumption of debt, the exercise of the WHL Warrants and subsequent sale of WHL shares for $99.7 million and the issuance of partnership interests and Investor Unit Rights valued at $32.3 million.

RESULTS OF OPERATIONS

COMPARISONS OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

    TOTAL REVENUES increased $29.5 million or 5.9% to $533.3 million for the year ended December 31, 2000 compared to $503.8 million for the same period in 1999. Excluding the total revenues generated by the 2000 and 1999 Acquisition Centers, total revenues increased $31.9 million due to increased occupancy, higher minimum rents generated by completed redevelopments at Westfield Shoppingtowns

Annapolis, Connecticut Post, Crestwood, Meriden, Mid Rivers and Mission Valley-West, higher specialty leasing and percentage rents throughout the portfolio and higher recovery revenues due to higher operating expenses.

    TOTAL EXPENSES increased $12.2 million or 4.2% to $302.3 million for the year ended December 31, 2000 as compared to $290.1 million for the same period in 1999. Excluding the total expenses incurred by the 2000 and 1999 Acquisition Centers, total expenses increased $13.9 million due to property tax reassessments, recently completed redevelopments, and an increase in the advisory fee.

    INTEREST EXPENSE, net of capitalized interest, increased $2.3 million or 1.2% to $186.8 million for the year ended December 31, 2000 as compared to $184.5 million for the same period in 1999, due primarily to an increase in floating rate debt, interest rates, interest expense on redevelopments placed in service, and secured debt assumed and issued in conjunction with the acquisition of the additional 49.5% interest in Vancouver. These increases were partially offset by the sale of Los Cerritos and the conveyance of a joint venture interest in UTC in 1999.

    EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES increased approximately $2.2 million or 23.9% to $11.4 million for the year ended
December 31, 2000 as compared to $9.2 million for the same period in 1999 due primarily to the acquisition of a 50% interest in Garden State Plaza in June 2000 and the joint venture of UTC in June 1999. These increases were partially offset by the acquisition of an additional 49.5% interest in Vancouver in October 2000 and an increase in interest expense at Valley Fair as a result of a refinancing.

    GAIN ON SALE OF INVESTMENTS was $2.0 million for the year ended December 31, 1999 as a result of the sale of Cerritos.

    INTEREST AND OTHER INCOME decreased $8.1 million to $9.9 million for the year ended December 31, 2000 as compared to $18.0 million for the same period in 1999. The decrease is due to the repayment of the $145 million participating note in connection with the Garden State Plaza acquisition in June 2000. This decrease was partially offset by interest income from escrow and other deposits.

    Net income increased $2.5 million or 4.6% to $56.8 million from $54.3 million for the same period in 1999 for the reasons discussed above.

COMPARISONS OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

    TOTAL REVENUES increased $175.3 million or 53% to $503.8 million for the year ended December 31, 1999 compared to $328.5 million for the same period in 1998. The increase is the result of the addition of the 1999 and 1998 Acquisition Centers, which contributed $160.7 million or 92% of the increase in total revenues. Excluding the total revenues generated by the 1999 and 1998 Acquisition Centers, total revenues increased $14.6 million due to increased rents generated by completed redevelopments at Westfield Shoppingtowns Eastland, Enfield, Meriden, Mission Valley-West and South Shore and higher minimum rents and specialty leasing throughout the portfolio.

    TOTAL EXPENSES increased $101.9 million or 54% to $290.1 million for the year ended December 31, 1999 as compared to $188.2 million for the same period in 1998. The increase is due primarily to operating expenses at the 1999 and 1998 Acquisition Centers, which contributed $89.6 million or 88% of the increase in total expenses. Excluding the total expenses incurred by the Acquisition Centers, total expenses increased $12.3 million as a result of the recently completed redevelopments.

    INTEREST EXPENSE, net of capitalized interest, increased $77.6 million or 73% to $184.5 million for the year ended December 31, 1999 as compared to $106.9 million for the same period in 1998, due primarily to borrowings under the Company's secured line of credit and secured debt assumed and issued in conjunction with the 1998 Acquisition Centers.

    EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES increased approximately $3.4 million to $9.3 million for the year ended December 31, 1999 as compared to $5.9 million for the same period in 1998 due primarily to the acquisition of joint venture interests in Valley Fair in July 1998 and partnership interests in Independence in 1999 and 1998, and the conveyance of a joint venture interest in UTC in June 1999, partially offset by the acquisition of the remaining 58% interest in Topanga in November of 1998.

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

CASH FLOWS

YEAR ENDED DECEMBER 31, 2000

    Cash and cash equivalents increased $7.8 million for the year ended
December 31, 2000 due to cash generated in operating and financing activities being in excess of cash used in investing activities. Net cash provided by operating activities totaled $149.1 million which represents cash flow generated by the 2000 Acquisition Centers, a full year of operations for the 1999 Acquisition Centers, rents generated by completed redevelopments and the operations of the Company's existing portfolio. The net cash used in investing activities during the year ended December 31, 2000 totaled $170.8 million due to the acquisition of the 2000 Acquisition Centers and other capital expenditures totaling $196.7 million, cash contributions to unconsolidated entities of $6.6 million, partially offset by cash provided by investing activities from distributions received from unconsolidated real estate affiliates of $19.3 million, a decrease in restricted cash totaling $10.3 million due to escrow accounts originally established in conjunction with secured financings and notes receivable and deferred financing lease receivable repayments totaling $2.9 million. The net cash flow provided by financing activities totaled
$29.5 million due to the issuance of warrants and options (net of issuance costs) of $1.7 million and net borrowings and related costs totaling
$186.3 million, partially offset by net distributions paid to preferred and common shareholders totaling $150.0 million and cash distributions totaling
$8.5 million paid to minority interests in consolidated real estate affiliates.

YEAR ENDED DECEMBER 31, 1999

    Cash and cash equivalents decreased $8.2 million for the year ended
December 31, 1999 due to cash used in financing activities in excess of cash generated by operating and investing activities. Net cash provided by operating activities totaled $153.9 million which represents cash flow generated by a full year of operations for the 1999 and 1998 Acquisition Centers, rents generated by completed redevelopments and the operations of the Company's existing portfolio. The net cash used in investing activities during the year ended December 31, 1999 totaled $178.0 million due to the acquisition of the 1999 Acquisition Centers and other capital expenditures totaling $354.4 million, cash contributions to fund redevelopment at Westfield Shoppingtown Valley Fair of $8.9 million and an increase in restricted cash totaling $3.5 million due to escrow accounts established in conjunction with secured financings, partially offset by cash provided by investing activities from the sale of Cerritos totaling $188.7 million, distributions received from unconsolidated real estate affiliates of $8.0 million, and notes receivable and deferred financing lease receivable repayments totaling $2.8 million. The net cash flow provided by financing activities totaled $5.3 million due to proceeds generated from the conveyance of joint venture interests of UTC and Valley Fair which totaled $158.3 million, the issuance of cumulative convertible redeemable preferred stock totaling $84.9 million and the sale of a liquidity option totaling $4.0 million, issued in conjunction with the conveyance of joint venture interests in UTC and Valley Fair, partially offset by net distributions paid to preferred and common shareholders totaling $139.6 million, net borrowings and related costs totaling $97.1 million and cash distributions totaling $5.2 million paid to minority interests in consolidated real estate affiliates.

YEAR ENDED DECEMBER 31, 1998

    Cash and cash equivalents increased $14.3 million for the year ended December 31, 1998 due to excess cash generated by operating activities and financing activities over cash used in investing activities. Net cash provided by operating activities totaled $101.9 million which represents cash flow generated by the 1998 Acquisition Centers, a full year of operations of Centers acquired in 1997, a full year of interest income earned on the Garden State Plaza Loan and the operations of the Company's existing portfolio. The net cash used in investing activities during the year ended December 31, 1998 totaled $1,346.5 million due primarily to the acquisition of the 1998 Acquisition Centers and cash used to fund renovations, expansions, tenant allowances and other capital expenditures totaling $1,465.3 million which was partially offset by investment proceeds obtained from the sale of WHL stock totaling
$99.7 million, $9.8 million in cash distributions received from unconsolidated real estate affiliates, notes receivable and deferred financing leases receivable repayments totaling $4.9 million and restricted cash used in the redevelopment of Mission Valley--West totaling $4.4 million. The net cash flow provided by financing activities totaled $1,258.9 million primarily as a result of net borrowings and related costs totaling $1,113.6 million obtained to fund the purchase of the 1998 Acquisition Centers and $275.0 million in proceeds generated from the issuance of convertible preferred stock which was partially offset by cash distributions paid to preferred and common shareholders totaling $117.0 million, stock issuance costs totaling $8.8 million and cash distributions totaling $3.9 million paid to minority interests in consolidated real estate affiliates.

FFO FUNDS FROM OPERATIONS

    The Company computes FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of NAREIT in March 1995 which defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated real estate affiliates. In accordance with the NAREIT white paper on FFO dated October 1999, excluded from FFO are the earnings impact of cumulative effects of accounting changes and results of discontinued operations, both as defined by GAAP. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. In addition, FFO as computed by the Company may not be comparable to similarly titled figures reported by other REITs. The Company believes that FFO is an effective measure of the Company's operating performance because analysts and investors usually use FFO in analyzing the operating results of real estate companies rather than using earnings per share.

    The following is a summary of the Company's FFO and a reconciliation of net income to FFO for the periods presented:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                      ($ IN THOUSANDS)
Funds from Operations.......................................  $195,238    $177,023    $140,839
                                                              --------    --------    --------
Increase in Funds from Operations from prior period.........     10.3%       25.7%       26.6%

Reconciliation:
  Net income................................................  $ 56,756    $ 54,299    $106,188
Cumulative Effect of Change in Accounting Principle:
  Consolidated properties...................................     2,021          --          --
  Unconsolidated real estate affiliates.....................       142          --          --
  Minority interest portion.................................       (69)         --          --
Income allocable to Investor Unit
  Rights....................................................     4,458       1,942          --
Gain on sale of investments.................................        --      (1,971)    (53,895)
Depreciation and amortization:
  Deferred financing leases.................................     2,447       2,287       2,138
  Consolidated properties...................................   114,570     112,625      76,926
  Unconsolidated real estate affiliates.....................    16,300       8,930      10,753
  Minority interest portion.................................    (1,387)     (1,089)     (1,271)
                                                              --------    --------    --------
Funds from Operations.......................................  $195,238    $177,023    $140,839
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

    The Company's EBITDA after minority interest plus its pro-rata share of EBITDA of unconsolidated real estate affiliates increased from $369.7 million in 1999 to $396.8 million in 2000. The growth in EBITDA reflects the addition of Total GLA, increased rental rates, increased retailer sales, improved occupancy levels and effective control of operating costs.

    The following is a summary of the Company's EBITDA and a reconciliation of EBITDA to FFO (which has been reconciled to the Company's net income above) for the periods presented:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                      ($ IN THOUSANDS)
EBITDA......................................................  $396,814    $369,663    $256,931
                                                              ========    ========    ========
Increase in EBITDA from prior period........................      7.3%       43.9%       44.5%

Reconciliation:
  Funds from Operations.....................................  $195,238    $177,023     140,839
  Interest expense:
    Consolidated properties.................................   186,814     184,496     106,852
    Unconsolidated real estate affiliates...................    16,999       9,999      10,193
    Minority interest portion...............................    (2,237)     (1,855)       (953)
                                                              --------    --------    --------
EBITDA......................................................  $396,814    $369,663    $256,931
                                                              ========    ========    ========

LIQUIDITY AND CAPITAL RESOURCES

    During 2000, the Company completed several financings and raised capital to repay and refinance existing debt and to fund acquisitions, and fund redevelopments as further discussed below.

    At December 31, 2000, the Company had $217 million undrawn under the secured line of credit, which will be used to fund acquisition and redevelopment activities and as working capital. Through its hedging activities, the Company has fixed borrowings under the secured line of credit at average rates ranging from 7.97% to 8.51%.

    In December 2000, the Company obtained a 10-year commercial mortgage loan from Lehman Brothers Holdings, Inc. ("Lehman Brothers") and UBS Warburg, secured by Westfield Shoppingtown Meriden, totaling $98.5 million with a fixed interest rate of 7.45%. This refinancing retired the term and construction loans secured by this Center.

    In November 2000, the Company obtained a construction loan from Bank of America to finance the Westfield Shoppingtown West County redevelopment in the amount of $170 million with interest at LIBOR +2.00%.

    In October 2000, the Company acquired a 49.5% interest in Westfield Shoppingtown Vancouver for approximately $24.5 million plus the assumption of $15.1 million of debt. Concurrent with the acquisition, the Company obtained a new $57.0 million loan facility from Lehman Brothers. The new mortgage is a three-year facility with interest at LIBOR +1.55%.

    In September 2000, the Company closed on a $94.0 million loan facility with PNC Bank, which included a $54.0 million construction loan commitment for the Westfield Shoppingtown South County redevelopment.

    In August 2000, the Company obtained a $150 million unsecured facility with interest at LIBOR +1.75% through UBS Warburg. This facility is expected to be retired with excess proceeds from the refinancing of a collateralized note payable, which matures in December 2001.

    In June 2000, the Operating Partnership issued Series F Partnership Preferred Units valued at $52.5 million. All of these units were issued to Westland Realty Inc. ("Westland Realty"), the successor in interest to Westfield Partners, Inc. and Westland Management, Inc., and a subsidiary of WHL, in conjunction with the acquisition of the 50% interest in Garden State Plaza. Additionally in June 2000, the Company closed on a $93.0 million loan facility with PNC Bank, which included a $55.5 million loan commitment for the Westfield Shoppingtown Independence redevelopment.

    In May 2000, the Company refinanced Westfield Shoppingtown Plaza Camino Real with Lehman Brothers. The proceeds totaling $36 million were used to replace an existing loan. The Company also refinanced the mortgage debt on Westfield Shoppingtown Trumbull totaling $130.5 million through the Company's secured credit facility.

    The Company's consolidated indebtedness at December 31, 2000 was
$2,641.3 million, of which $2,519.7 million is fixed rate debt and $121.6 million is variable rate debt after considering interest rate protection agreements totaling $1.5 billion. The interest rate on the fixed rate debt ranges from 6.39% to 8.39%. The Company's pro-rata share of debt-to-total market capitalization, based on the common stock share price at December 31, 2000 was 58.3%, excluding the Capital Notes from the numerator. The maturity dates of consolidated indebtedness range from 2001 to 2022. Scheduled principal amortization and balloon payments in connection with maturing mortgage indebtedness over the next five years and thereafter are set forth in the table below:

YEAR                                                             AMOUNT
- ----                                                         --------------
                                                             (IN THOUSANDS)
2001.......................................................    $1,020,430
2002.......................................................       500,631
2003.......................................................       220,990
2004.......................................................       140,842
2005.......................................................        14,778
Thereafter.................................................       743,659
                                                               ----------
                                                               $2,641,330
                                                               ==========

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

    Capital expenditures and capital leasing costs totaled $172.2 million, $129.5 million, and $60.9 million for the years ended December 31, 2000, 1999, and 1998, respectively. The following table shows the components of capital expenditures and capital leasing costs.

                                                         FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                    ------------------------------
                                                      2000       1999       1998
                                                    --------   --------   --------
                                                           ($ IN MILLIONS)
Renovations and expansions........................   $139.6     $105.3     $46.5
Tenant allowances.................................     21.8       14.0       8.9
Capitalized leasing costs.........................      8.6        7.2       4.6
Other capital expenditures........................      2.2        3.0       0.9
                                                     ------     ------     -----
  Total...........................................   $172.2     $129.5     $60.9
                                                     ======     ======     =====

    Capital expenditures were financed by external funding and recovery of costs from retailers where applicable. The Company is currently involved in several development projects and had outstanding commitments totaling approximately $352.7 million as of December 31, 2000, which will be funded through existing mortgage debt, new mortgage debt and the secured line of credit.

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

DISTRIBUTIONS

    A distribution was declared on December 19, 2000 to shareholders of record on December 29, 2000 of $37.7 million including $0.37 per common share for the quarter ended December 31, 2000, which is equal to $1.48 per common share on an annualized basis.

    On March 20, 2001, the Company declared a dividend of $0.3725 per common share for the quarter ended March 31, 2001, which dividend will be paid on the earlier of April 30, 2001 or the expiration date of the Offer, to shareholders of record on March 30, 2001.

    On March 27, 2001, the Company declared a PRO RATA dividend of $0.02456 per common share, for the period beginning on April 1, 2001 and ending on April 6, 2001, in accordance with the terms of the Merger Agreement. The PRO RATA dividend will be paid on April 6, 2001 to shareholders of record on that date. If the Offer actually expires more than fifteen days after April 6, 2001, the anticipated expiration date of the Offer, a further PRO RATA dividend will be paid. Following completion of the Offer and prior to the consummation of the Merger, no further dividends will be paid by the Company with respect to the common stock.

    After the Merger, the Company intends to review its quarterly cash dividend policy with respect to the common stock. Payment of future cash dividends, if any, will be at the discretion of the Company's board of directors, which may increase the dividend payment up to an annual amount equal to net income per share of common stock calculated based on Australian generally accepted accounting principles.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

    This report includes, and future public filings and oral and written statements by the Company and its management may include, statements (other than the consolidated financial-statements and other statements of historical fact) that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible future results of operations, earnings, expenses, cash flows, funds from operations and other capital resources of the Company (including with respect to increased revenues and rental rates, cost savings and operating efficiencies) and market trends set forth under
(a) Item 1. "Business--The Shopping Center Business,--Costs of Occupancy,--Mall Store Rental Rates,--The Company's Strategy for Operations and Growth,--Insurance Arrangements, Competition and--Environmental Matters,"
(b) Item 3. "Legal Proceedings," (c) Item 5. "Market for Registrant's Common Equity and Related Shareholder Matters," (d) Item 7. "Management's Discussion and Analysis of Financial Condition,--Results of Operations,--Liquidity and Capital Resources,--Distributions, and--Inflation", and (e) statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "anticipates," "intends," "plans," "estimates," "proposes," "scheduled," or other similar expressions.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    In the normal course of business the Company enters into interest rate swap contracts and foreign currency hedges to reduce its exposure to fluctuations in interest and foreign currency exchange rates. Net interest and foreign currency differentials to be paid or received related to these contracts are accrued as incurred or earned. Any gain or loss from terminating these contracts is recognized in the period the contract, or related debt or foreign currency subject is terminated or reversed. Unamortized gains or losses are recognized in income when the related debt matures or is extinguished. The Company's policy is to maintain fixed rate borrowing (including fixed rate mortgages and interest rate swaps) for approximately 75% of forecast debt for a term of not more than ten years. Additional hedging may be entered into for up to 100% of forecast debt if interest rates are considered by management to be favorable.

    In June 1998, the Financial Accounting Standards Board issued Statement
No. 133 "Accounting for Derivative Instruments and Hedging Activities," (as amended by SFAS 138), which is required to be adopted in years beginning after June 15, 2000. The Company will adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

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

    The following is a summary of fixed rate debt, average fixed interest rate and average remaining term to maturity for the Company's pro rata share of fixed rate debt and variable rate debt that has been fixed through the use of interest rate swap contracts:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                 ($ IN THOUSANDS)
Principal amount of fixed rate debt.........................  $1,205,402   $1,135,067
Principal amount of other current fixed rate payable
  instruments...............................................   1,477,000    1,287,000
                                                              ----------   ----------
                                                              $2,682,402   $2,422,067
                                                              ----------   ----------
Fixed rate debt as a percentage of total notes payable......       92.7%        94.9%
                                                              ----------   ----------
Average effective fixed rate (inclusive of margins) of total
  borrowings and hedges.....................................       7.40%        7.39%
                                                              ----------   ----------
Average remaining term (in years) of total fixed rate
  borrowings and hedges, including delayed start swaps......         7.5          8.0
                                                              ----------   ----------
Interest coverage ratio for the quarter ended...............         2.0          2.2
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

    For purposes of the Securities and Exchange Commission's market risk disclosure requirements, the Company has estimated the fair value of its financial instruments at December 31, 2000. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, as of December 31, 2000, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from the amounts presented below.

                           INTEREST RATE SENSITIVITY
             PRINCIPAL (NOTIONAL) AMOUNT BY CONTRACT MATURITY DATE

                                                                                                                         ESTIMATED
                                                                                                                        FAIR VALUE
ASSETS:                         2001          2002          2003         2004       2005     THEREAFTER      TOTAL       12/31/00
- -------                      -----------   -----------   -----------   --------   --------   -----------   ----------   -----------
                                                          (AMOUNTS IN THOUSANDS EXCEPT INTEREST RATES)
Direct financing leases      $     2,617   $    2,799    $    2,994    $  3,203   $  3,426    $ 63,441     $   78,480   $   73,566
  receivable...............

LIABILITIES:
Notes Payable--fixed         $    15,967   $  112,116    $   15,320    $140,842   $ 14,778    $743,659     $1,042,682   $1,083,651
  rate.....................
Average rate...............         7.20%        7.30%         7.23%       6.93%      7.54%       7.79%            --

Notes Payable--variable      $ 1,004,463   $  388,515    $  205,670          --         --          --     $1,598,648   $1,598,648
  rate.....................
Average rate...............     L(1)+.89%   L(1)+1.58%    L(1)+1.93%                    --          --             --

  INTEREST RATE SWAP
    CONTRACTS:
Current swaps where the      $   100,000   $  417,000    $  200,000    $100,000   $100,000    $560,000     $1,477,000   $  (19,259)
  Company receives L(1)....
Average rate...............         5.95%        6.15%         6.05%       6.02%      5.85%       5.78%            --

Deferred swaps where the              --           --            --          --   $330,000    $695,000     $1,025,000   $  (17,781)
  Company receives L(1)....
Average rate...............           --           --            --          --       6.88%       6.27%            --

- ----------------------------------

(1)  L refers to the London Interbank Offered Rate (or "LIBOR").

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Consolidated Financial Statements and Financial Statement Schedules contained in Item 14.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS WHOSE TERMS OF OFFICE WILL EXPIRE AT THE 2001 ANNUAL MEETING

NAME                                     AGE      PRINCIPAL OCCUPATION AND OTHER INFORMATION
- ----                                   --------   ------------------------------------------
Roy L. Furman........................     61      Roy L. Furman was appointed a director of the Company in
                                                  1996. Since July 1999, Mr. Furman has served as Vice
                                                  Chairman of ING Barings, a securities brokerage firm.
                                                  Mr. Furman was Chairman and Chief Executive Officer of
                                                  Livent Inc. from April 1998 until June 1999. In 1973,
                                                  Mr. Furman co-founded Furman Selz, an investment banking
                                                  firm (which was acquired in 1999 by ING Barings), for
                                                  which he served at various times as Chief Executive
                                                  Officer, President and Vice Chairman until April 1998.
                                                  Mr. Furman currently serves as a Vice Chairman of
                                                  Lincoln Center for the Performing Arts, Chairman
                                                  Emeritus of The Film Society of Lincoln Center, Vice
                                                  President of the New York City Opera and is a member of
                                                  the Board of the Broadway Television Network.
                                                  Mr. Furman is a graduate of Brooklyn College and Harvard
                                                  Law School.

Peter S. Lowy........................     42      Peter S. Lowy was appointed a director of the Company in
                                                  1994. Mr. Lowy was an Executive Vice President of the
                                                  Company from 1994 until March 1997 and is currently
                                                  President and Chief Executive Officer of the Company. He
                                                  has been responsible for WHL's U.S. operations since
                                                  1990 after nearly a decade with WHL and its affiliates
                                                  in Sydney. He was appointed a director of WHL in 1987
                                                  and a Managing Director in 1997. Prior to joining WHL,
                                                  he worked in investment banking in New York and London.
                                                  He holds a Bachelor of Commerce degree from the
                                                  University of New South Wales. Peter S. Lowy is a son of
                                                  Frank P. Lowy, Chairman of the Company and a brother of
                                                  Steven M. Lowy, a director of the Company.

Richard E. Green.....................     58      Richard E. Green was appointed a director of the Company
                                                  in July 2000. Mr. Green served as Co-President of the
                                                  Company from May 1997 to July 2000 and is currently Vice
                                                  Chairman of Operations of the Company. From 1993 to the
                                                  present, Mr. Green served as President of Westfield
                                                  Corporation, Inc., a subsidiary of WHL. From 1980 to
                                                  1988, he held the position of President of WHL's
                                                  U.S. operations. From 1968 to 1980 he was Executive
                                                  Vice President of the Company, which was then owned by
                                                  the May Company. He is a Past Trustee of the
                                                  International Council of Shopping Centers. Mr. Green
                                                  holds a Bachelor of Accounting and Finance from San Jose
                                                  State University.

DIRECTORS WHOSE TERMS OF OFFICE WILL EXPIRE AT THE 2002 ANNUAL MEETING

NAME                                     AGE      PRINCIPAL OCCUPATION AND OTHER INFORMATION
- ----                                   --------   ------------------------------------------
Steven M. Lowy.......................     38      Steven M. Lowy was appointed a director of the Company
                                                  in June 2000. Mr. Lowy is a Managing Director of the
                                                  Westfield Group with responsibility for the Group's
                                                  operations in Australia, New Zealand and the United
                                                  Kingdom. Mr. Lowy joined WHL in 1987, and he was
                                                  appointed an executive director in 1989 and Managing
                                                  Director in 1997. Mr. Lowy is the son of Frank P. Lowy,
                                                  Chairman of the Company, and the brother of Peter S.
                                                  Lowy, a director of the Company.

Herman Huizinga......................     67      Herman Huizinga was appointed a director of the Company
                                                  in 1997. Between 1986 and 1997, he was a member of the
                                                  Executive Board of ING Group, a major international
                                                  banking and insurance group, headquartered in the
                                                  Netherlands. He served on many boards of subsidiaries of
                                                  ING, including as Executive Director of Mercantile
                                                  Mutual (Group) Australia from 1982 to 1986. He serves on
                                                  the Boards of Eye Hospital Rotterdam (Chairman
                                                  1987-1997) and Industrial Tunnel Methodology (ITM) in
                                                  Rotterdam. He has served on a variety of boards in the
                                                  Netherlands, including Club Rotterdam (Chairman
                                                  1995-1997), "Mandeville" (Erasmus University Award
                                                  Committee, Chairman 1996-1997) and Rotterdam
                                                  Philharmonic Orchestra.

Bernard Marcus.......................     71      Bernard Marcus was appointed a director of the Company
                                                  in September 1997. He is a co-founder of The Home
                                                  Depot, Inc., and is currently its Chairman of the board
                                                  of directors and has been for over 10 years. He is also
                                                  a member of the board of directors of Choicepoint, Inc.

DIRECTORS WHOSE TERMS OF OFFICE WILL EXPIRE AT THE 2003 ANNUAL MEETING

NAME                                     AGE      PRINCIPAL OCCUPATION AND OTHER INFORMATION
- ----                                   --------   ------------------------------------------
Frank P. Lowy, AC....................     70      Frank P. Lowy was appointed a director of the Company in
                                                  1994 and has been Chairman of the Company since 1994. He
                                                  is Chairman of the board of directors and co-founder of
                                                  WHL. He is a Member of the Board of the Reserve Bank of
                                                  Australia and a director of the Daily Mail and General
                                                  Trust plc (U.K.). Frank P. Lowy is the father of Steven
                                                  M. Lowy and Peter S. Lowy, both directors of the
                                                  Company.

NAME                                     AGE      PRINCIPAL OCCUPATION AND OTHER INFORMATION
- ----                                   --------   ------------------------------------------
Francis T. Vincent, Jr...............     62      Francis T. Vincent, Jr. was appointed a director of the
                                                  Company in May 1997. Mr. Vincent served as the eighth
                                                  Commissioner of Major League Baseball from
                                                  September 13, 1989 to September 7, 1992. Since 1992,
                                                  Mr. Vincent has served on a variety of corporate boards.
                                                  Prior to 1989, Mr. Vincent was President and Chief
                                                  Executive Officer of Columbia Pictures
                                                  Industries, Inc., Chairman and Chief Executive Officer
                                                  of Coca-Cola Company Entertainment Business Sector and
                                                  Executive Vice President of the Coca-Cola Company.
                                                  Mr. Vincent also served as Associate Director of the
                                                  Division of Corporation Finance of the U.S. Securities
                                                  and Exchange Commission. Mr. Vincent received his law
                                                  degree from Yale Law School in 1963 and is a member of
                                                  the Bar in New York, Connecticut and the District of
                                                  Columbia. Mr. Vincent is a member of the boards of
                                                  directors of Time Warner, Inc. and Oakwood Homes
                                                  Corporation.

Larry A. Silverstein.................     69      Larry A. Silverstein was appointed a director of the
                                                  Company in May 1997. Since 1979, Mr. Silverstein has
                                                  been President of Silverstein Properties, Inc., a
                                                  Manhattan-based real estate investment and development
                                                  firm which owns interests in and operates over
                                                  10 million square feet of office space. Mr. Silverstein
                                                  is a member of the New York Bar, and a Governor of the
                                                  Real Estate Board of New York, having served as its
                                                  Chairman. He is a trustee of New York University and is
                                                  the founder and Chairman Emeritus of the New York
                                                  University Real Estate Institute. He is Chairman of the
                                                  Realty Foundation, Vice Chairman of the South Street
                                                  Seaport Museum, and a board member of the Museum of
                                                  Jewish Heritage.

EXECUTIVE OFFICERS

    Set forth below is the name and business experience of each of the executive officers of Westfield America as of March 23, 2001, to the extent not provided above.

NAME                                     AGE      POSITION AND BACKGROUND
- ----                                   --------   -----------------------
Roger D. Burghdorf...................     53      Roger D. Burghdorf was appointed a Senior Executive Vice
                                                  President of Leasing and Center Management of the
                                                  Company in 1996 and became an Executive Vice President
                                                  of the Company in 1997. From 1989 to 1994,
                                                  Mr. Burghdorf was Executive Vice President and Director
                                                  of Leasing at the Company. He is responsible for all
                                                  leasing and management services for the Company's
                                                  shopping centers throughout the United States.

NAME                                     AGE      POSITION AND BACKGROUND
- ----                                   --------   -----------------------
John Schroder........................     37      John Schroder was appointed Executive Vice President of
                                                  the Company in 2000. Mr. Schroder joined WHL in 1994 as
                                                  State Manager Queensland. Between 1994 and 2000 he
                                                  worked with WHL in Australia attaining the positions of
                                                  Director Management, Marketing and Food Leasing and
                                                  Director of Leasing. He served on the Board of Directors
                                                  and was Corporate Licensee of Westfield Shopping Centre
                                                  Management Co. Pty Limited and Westfield Shopping Centre
                                                  Management Co. (A.C.T.) Pty Limited, wholly-owned
                                                  subsidiaries of WHL, from 1997 to 2000. Mr. Schroder is
                                                  the head of all operations for the Company's shopping
                                                  centers located throughout the United States, including
                                                  leasing, management, marketing, property management and
                                                  accounting. Mr. Schroeder holds a Bachelor of Commerce
                                                  degree from the University of New South Wales and holds
                                                  an Advanced Diploma in Real Estate Practice from the
                                                  University of New South Wales.

Randall J. Smith.....................     51      Randall Smith has served as an Executive Vice President
                                                  of the Company since 1997. With over 20 years of
                                                  experience in the field, Mr. Smith was Vice President at
                                                  the Company for nine years, before joining WHL in 1994.
                                                  Mr. Smith has a Bachelor of Arts in art and architecture
                                                  and a Master in Business Administration in Marketing
                                                  from Miami University.

Mark A. Stefanek.....................     46      Mark A. Stefanek was appointed Senior Vice President and
                                                  Chief Financial Officer of the Company in 1995 and
                                                  became Chief Financial Officer and Treasurer in 1997. He
                                                  holds a Bachelor of Business Administration-Accounting
                                                  from the University of Notre Dame, is a certified public
                                                  accountant and spent the first seven years of his career
                                                  at Arthur Andersen. From 1985 to 1991 he was Chief
                                                  Financial Officer of Western Development Corporation and
                                                  for the three previous years he was with Cadillac
                                                  Fairview Urban Development, Inc. From 1991 to 1994 he
                                                  served as Vice President, Finance and Administration for
                                                  Disney Development Company.

Dimitri Vazelakis....................     47      Dimitri Vazelakis became Senior Executive Vice President
                                                  of the Company in 1995. In 1997, Mr. Vazelakis was
                                                  appointed Executive Vice President of the Company. He
                                                  holds a Bachelor of Science in Civil Engineering and a
                                                  Masters in Business Administration and Finance from
                                                  New South Wales Institute of Technology. Mr. Vazelakis
                                                  joined WHL in 1972, came to WHL's U.S. operations in
                                                  1986 and in 1989 he began heading activities in
                                                  development, design and construction. Between 1979 and
                                                  1986, he worked with WHL in Australia, attaining the
                                                  position of Deputy General Manager of Design and
                                                  Construction. Mr. Vazelakis is a member of the board of
                                                  directors of Marks Vazelakis, Inc.

NAME                                     AGE      POSITION AND BACKGROUND
- ----                                   --------   -----------------------
Irv Hepner...........................     50      Irv Hepner was appointed Secretary of the Company in
                                                  1997 and has acted as General Counsel for WHL's U.S.
                                                  operations since that time. He holds a Bachelor of Arts
                                                  degree in architecture from Yale College and a Juris
                                                  Doctor from Benjamin N. Cardozo School of Law. From 1994
                                                  until his appointment as Secretary of the Company,
                                                  Mr. Hepner was a partner in the firm of Loeb & Loeb LLP
                                                  in New York City. Prior to that, from 1983 to 1993, he
                                                  was first an associate and then a partner with the firm
                                                  of Mayer, Brown & Platt in New York City, and was
                                                  previously associated with Willkie Farr & Gallagher from
                                                  1982 to 1983 and Debevoise & Plimpton from 1979 to
                                                  1982.

LEGAL PROCEEDINGS

    Roy L. Furman was appointed a director of the Company in 1996. From
April 1998 until June 1999, Mr. Furman was Chairman and Chief-Executive Officer of Livent Inc., a company that specializes in theatrical productions. On November 18, 1998, Livent and its United States-based subsidiaries filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code. On November 19, 1998, Livent filed a proceeding under the Creditor's Companies Adjustment Act of Canada. In August 1998, Livent's management, including Mr. Furman, discovered certain accounting irregularities which prompted its board of directors to initiate an internal investigation. The investigation overseen by the audit committee uncovered possible widespread fraud perpetrated by certain former members of Livent's senior management. On January 13, 1999, the US Attorney for the Southern District of New York filed a 16-count indictment against the former management of Livent, 15 of which alleged securities fraud. On June 1, 1999, Livent entered into a definitive purchase agreement with SFX Entertainment, Inc. to acquire substantially all of Livent's assets. The transaction was completed on August 27, 1999 for $79 million cash and $37 million of deferred proceeds.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Based on a review of reports filed by the Company's directors, executive officers and beneficial owners of 10% or more of the Company's outstanding shares, the Company believes that all reports were timely filed by such persons during the fiscal year 2000, except WAT, WHL, Frank P. Lowy, David H. Lowy, Peter S. Lowy, Steven M. Lowy and Cordera Holdings Pty. Limited filed one late report on Form 4 with respect to one purchase by WAT of a warrant to purchase shares of common stock.

ITEM 11: EXECUTIVE COMPENSATION

    The Company has no employees and none of the executive officers named above receives any compensation for services rendered to the Company. The Company does not have any retirement, incentive, bonus, stock based or other employee benefit plans. All of the Company's executive officers are compensated by WHL or its subsidiaries.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table lists the beneficial ownership of the Company's shares of common stock as of February 14, 2001 for the Company's directors, executive officers and holders of more than 5% of the Company's outstanding shares of common stock. "Beneficial Ownership" includes shares a director, officer or 5% shareholder has the power to vote or transfer and stock options and warrants that are exercisable currently or within 60 days. Unless otherwise indicated, the business address of each beneficial owner is c/o Westfield America, Inc., 11601 Wilshire Boulevard, Los Angeles, California 90025.

NUMBER OF SHARES AND NATURE OF BENEFICIAL OWNERSHIP AT FEBRUARY 14, 2001

                                                                                      PERCENT OF
                                                                                     OUTSTANDING
                                                              NUMBER OF SHARES     SHARES OF COMMON
                                                              OF COMMON STOCK     STOCK BENEFICIALLY
NAME AND ADDRESS                                             BENEFICIALLY OWNED         OWNED
- ----------------                                             ------------------   ------------------
Westfield Holdings Limited; Westfield American Investments
  Pty. Limited; Westfield America Management Limited;
Cordera Holdings Pty. Limited; Frank P. Lowy;
David H. Lowy; Steven M. Lowy and
Peter S. Lowy; Westfield Corporation, Inc.                       81,826,507(1)(2)(3)(4)         83.8%(1)(2)(3)(4)

Security Capital Preferred Growth Incorporated
11 South LaSalle Street, 2nd Floor
Chicago, Illinois 60603                                           6,944,450(5)             8.7%(5)

Roy L. Furman                                                        63,776                   *
Richard E. Green                                                    252,000                   *
Herman Huizinga                                                       6,016                   *
Bernard Marcus                                                       14,052                   *
Larry A. Silverstein                                                 15,776(6)                *
Francis T. Vincent, Jr.                                              53,776                   *
Randall J. Smith                                                      7,000                   *
Mark A. Stefanek                                                     29,295                   *
Roger D. Burghdorf                                                      200                   *
Dimitri Vazelakis                                                     2,500                   *
Irv Hepner                                                            3,900                   *
John Schroder                                                             0                   *
All directors and executive officers as a group
(15 persons)                                                     82,274,798               84.3%

- ------------------------

*   Less than 1%.

(1) This figure includes 42,802,010 shares of common stock, 11,175,648 shares of common stock issuable upon exercise of outstanding warrants to purchase shares of common stock, 416,667 shares of Series D Preferred Stock, 138,889 shares of Series D-1 Preferred Stock and 477,778 shares of Series E cumulative convertible redeemable preferred stock (the "Series E Preferred Stock") deemed to be beneficially owned by WAM. WAT is an Australian publicly traded unit trust. WAM, a subsidiary of WHL, is the responsible entity and trustee of WAT and has the sole power to vote and dispose of all shares held by it, in its capacity as responsible entity and trustee of WAT. Accordingly, WAM has the power to direct the vote, in its absolute discretion, of 42,802,010 shares of common stock (53,977,658 shares of common stock assuming exercise of the outstanding warrants and 64,310,998 shares of common stock assuming conversion of the Series D Preferred Stock, Series D-1 Preferred Stock and Series E Preferred Stock held by WAT (each share of Series D Preferred Stock, Series D-1 Preferred Stock and Series E Preferred Stock is currently convertible into 10 shares of common stock)). References to beneficial ownership are made herein solely with respect to U.S. securities laws and are not intended to refer or apply in any respect to Australian legal matters.

(2) This figure also includes 2,264,210 shares of common stock owned by Westfield Corporation, Inc., ("WCI"), a wholly-owned subsidiary of WHL and
    11,805,862 shares of common stock and 277,778 shares of Series D Preferred Stock (2,777,780 shares of common stock assuming conversion of the Series D Preferred Stock) owned by Westfield American Investments Pty. Limited ("WAIPL"), also a wholly-owned subsidiary of WHL. Solely for U.S. securities laws purposes, WHL may be deemed to have beneficial ownership of the shares owned by WAM. As described in footnote

    (1) above, WAM has the power, in its absolute discretion, to direct the vote of all shares held by it, in its capacity as responsible entity and trustee of WAT. References to beneficial ownership are made herein solely with respect to U.S. securities laws and are not intended to refer or apply in any respect to Australian legal matters.

(3) This figure also includes 600,000 shares owned by Cordera Holdings Pty. Limited ("Cordera") and also includes 67,657 shares of common stock held by
    PM Capital Limited ("PM Capital"). PM Capital is the responsible entity and trustee of P.M. CAPITAL Absolute Performance Fund, in which interests associated with Frank P. Lowy, David H. Lowy, Steven M. Lowy and Peter S. Lowy, (collectively the "Lowy Family") have an interest. References to beneficial ownership are made herein solely with respect to U.S. securities laws and are not intended to refer or apply in any respect to Australian legal matters.

(4) WHL, WCI, WAIPL, WAM, Cordera, and the Lowy Family, because they are a "group" for purposes of Section 13(d)(3) of the Act, may be deemed solely for purposes of U.S. securities laws to beneficially own the 81,826,507 shares described in footnotes (1) through (3) above. WCI disclaims beneficial ownership of the shares held by WAIPL, WAM, Cordera, and PM Capital. WAIPL disclaims beneficial ownership of the shares held by WCI, WAM, Cordera, and PM Capital. WAM disclaims beneficial ownership of all 81,826,507 shares of common stock. WHL disclaims beneficial ownership of the shares of common stock held by WAM, Cordera, and PM Capital. Each of Cordera and each of the Lowy Family disclaims beneficial ownership of the shares of common stock held by WCI, WAIPL, WAM and PM Capital.

(5) Pursuant to the Schedule 13G filed on February 12, 1999, this figure includes 4,166,670 shares, 1,388,890 shares and 1,388,890 shares representing shares of common stock that are issuable by the Company upon the conversion of 416,667 shares of Series C Preferred Stock, 138,889 shares of Series C-1 Preferred Stock and 138,889 shares of Series C-2 Preferred Stock, respectively. Each share of Series C Preferred Stock, Series C-1 Preferred Stock and Series C-2 Preferred Stock is currently convertible into 10 shares of common stock.

(6) 12,000 of the shares of common stock are owned by Mr. Silverstein's wife. Mr. Silverstein disclaims beneficial ownership of such shares of common stock.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH WAT

    WAT is an Australian public property trust, which was established pursuant to a Trust Deed, dated March 28, 1996, as amended, to acquire a majority interest in the Company. WAT is managed by WAM, a wholly-owned subsidiary of WHL. Units of WAT are traded on the Australian Stock Exchange.

    Pursuant to the Managed Investments Act enacted by the Australian legislature, the bifurcated trustee/manager structure in respect of WAT has been eliminated and a single entity responsible for all aspects of WAT has been appointed. On registration of WAT as a managed investment scheme, WAM became the responsible entity of WAT, and Perpetual Trustee Company Limited ("PTCL"), the former trustee of WAT, continues to act as custodian of the assets of WAT. On February 13, 2001, the transfer from PTCL to WAM of record ownership of all common shares deemed to be beneficially owned by WAM was completed, and PTCL ceased to act as custodian of such common shares. Although under the Trust Deed WAM has the power to cause WAT to make other investments, WAT has informed the Company that it presently intends only to invest in the Company. WAM directs the vote of the common shares held by WAT in its absolute discretion.

    As of March 23, 2001, WHL owns approximately 20.9% equity interest in WAT on a fully diluted basis.

THE MERGER AGREEMENT

    On February 14, 2001, the Company entered into a definitive agreement with WAM, pursuant to which WAM agreed to undertake the Offer and the Merger. On March 5, 2001, WAM commenced the Offer which will expire on April 3, 2001. The Offer may be extended without the consent of the Company until June 4, 2001 if specified conditions to the Offer have not been satisfied.

STOCK SUBSCRIPTION AGREEMENT

    In May 1998, the Company entered into a stock subscription agreement with PTCL as the former trustee of WAT. The Company has the right to sell, and WAM, as the current trustee of WAT, has the obligation to purchase, A$465 million (US$257,982,000 as of December 31, 2000) of shares of the Company's common stock at June 2001, 2002 and 2003.

    WAM and the Company intend, as soon as practicable following the consummation of the Merger, to amend the Stock Subscription Agreement to change the method of calculating the issue price for the common stock to be acquired by WAM so that the issue price of the shares of common stock will be based on an exchange ratio of WAT units to shares of the Company's common stock.

SERIES E PREFERRED SHARES

    On August 16, 1999, the Company issued in a private placement 477,778 shares of Series E Preferred Stock to WAT in exchange for gross proceeds of $86,000,040. The certificate of designation relating to the Series E Preferred Stock allows conversion by WAT at any time of each share of Series E Preferred Stock into 10 shares of the Company's common stock subject to adjustment.

THE 2000 WARRANT

    The Company issued a warrant in June 2000 (the "2000 Warrant") to WAT for the purchase of common stock. The consideration paid for the 2000 Warrant was $1.87 million, which amount was calculated by an independent valuation firm. Under the terms of the 2000 Warrant, the holder is entitled to purchase 2,840,000 shares of common stock, adjusted for stock splits and other similar matters, at a price of $19.42 per share of common stock. The 2000 Warrant may be exercised at any time from the date of issuance of the 2000 Warrant until the twenty-fifth anniversary of the date of issuance.

TRANSACTIONS WITH WHL

ADVISORY, MANAGEMENT AND DEVELOPMENT SERVICES TO THE COMPANY

    The Company has no employees and relies on WHL for the management of the Company and its properties. These services are provided under a series of agreements between the Company and subsidiaries of WHL. The Company believes that, although these agreements were negotiated between associated parties, they reflect market terms.

    The Company's board of directors monitors the performance under the advisory, management and development agreements with WHL. These financial arrangements and any other transactions in which WHL has a material interest must be approved by the independent directors and, in certain instances, WAM. Independent directors are those members of the Company's board of directors who:

    - are not, and have not for the last 12 months been, directors, officers or employees of WHL or WAT;

    - are not affiliates of WHL or WAT or officers or employees of such affiliates;

    - are not members of the immediate family of any natural person described in the two clauses immediately above; and

    - are free from any relationship that would interfere with the exercise of independent judgment as a director.

    The independent directors may seek the advice of independent experts in carrying out their duties.

WESTFIELD U.S. ADVISORY, L.P AND THE ADVISORY AGREEMENT

SERVICES PROVIDED

    Westfield U.S. Advisory, L.P., a Delaware limited partnership and wholly-owned subsidiary of WCI, a Delaware corporation and a wholly-owned subsidiary of WHL, provides a variety of asset management and investment services for the Company.

THE ADVISORY FEE

    Under an advisory agreement, dated as of July 1, 1996, as amended in May 1997 at the time of the Company's initial public offering, Westfield
U.S. Advisory, L.P. receives an annual fee equal to the lesser of 25% of "Funds From Operations" in excess of the "Advisory F.F.O. Amount" and 0.55% of the "Net Equity Value" of the Company's assets.

    As of December 31, 2000, the "Advisory F.F.O. Amount" equaled
$157.7 million. The "Advisory F.F.O. Amount" is increased whenever the Company issues additional equity by adding the "F.F.O. Adjustment Factor" to the then applicable Advisory F.F.O. Amount. The "F.F.O. Adjustment Factor" is 103% (or 100% in the case of common shares issued under any dividend reinvestment plan) multiplied by:

    - a fraction the numerator of which is the aggregate "Funds From Operations" of the Company for each of the four full calendar quarters immediately preceding the date of the issuance and the denominator of which is the aggregate number of shares of common stock (on a fully diluted basis) of the Company outstanding immediately prior to the date of the issuance, multiplied by

    - the number of additional shares of common stock issued (on a fully diluted basis).

    "Funds From Operations" means net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

    The advisory fee is payable quarterly on the last business day of each calendar quarter based on the annual budget for Funds From Operations for the Company and is subject to year end adjustment based on actual Funds From Operations for the year. "Net Equity Value" is based on shareholders' equity as reflected in the Company's most recent quarterly financial statements, as adjusted to reflect the most recent appraised value of the Company's properties (which appraisals are performed on a rolling three-year basis).

    The Company paid an advisory fee of $11.3 million for the fiscal year ended December 31, 2000.

TERM AND TERMINATION

    The advisory agreement had an initial term of three years which ended
May 21, 2000. The advisory agreement is subject to automatic one-year renewals and the performance of Westfield U.S. Advisory, L.P. is reviewed annually. The advisory agreement may be terminated annually if WAT owns at least 10% of the outstanding capital stock of the Company and at least 75% of the independent directors agree that the performance of Westfield U.S. Advisory, L.P. is unsatisfactory and materially detrimental to the Company or that the compensation payable to Westfield U.S. Advisory, L.P. is not fair. Westfield U.S. Advisory, L.P, however, can prevent a compensation termination by accepting a mutually acceptable reduction of its fees. In addition, the advisory agreement may be terminated at any time, for cause, which is defined as fraud, misappropriation of funds or willful violation of the advisory agreement.

    Westfield U.S. Advisory, L.P. can terminate the advisory agreement, if it notifies the Company that advisory services shall cease to be one of the major business undertakings of WHL in the United States, except that the advisory agreement will continue for a period of 180 days thereafter so long as the Company is reasonably satisfied with Westfield U.S. Advisory, L.P's ability to provide the required services during such period.

OFFICERS

    The principal executive officers of the general partner of Westfield
U.S. Advisory, L.P. are Richard E. Green and Peter S. Lowy, the Vice Chairman of Operations and President and Chief Executive Officer of the Company, respectively.

WCI AND THE MANAGEMENT AGREEMENTS

SERVICES PROVIDED

    WCI manages and leases all of the Company's shopping centers.

MANAGEMENT FEES

    For each of the wholly-owned shopping centers, WCI receives a property management fee from the Company equal to 5% of all minimum, fixed and percentage rents received by the Company with respect to the wholly-owned shopping centers, a lease preparation fee of $819 per executed lease, and a tenant plan review fee of $1,092 per executed lease. For the properties not wholly-owned by the Company, the fees payable to WCI are based on the terms of joint venture agreements between the Company and its joint venture partners, but the Company's share is subject to adjustment so that the aggregate fees payable by the Company with respect to the joint venture properties are the same as are payable with respect to the wholly-owned shopping centers. Fees incurred for the year ended December 31, 2000 to WCI under these agreements totaled $9.5 million, net of capitalized leasing fees of $8.6 million. In addition to the management fees, WCI was reimbursed for recoverable operating costs, including mall related payroll costs, totaling $22.9 million for the year ended December 31, 2000.

TERM AND TERMINATION

    Each management agreement had an initial three-year term which ended
May 21, 2000. Each management agreement is subject to automatic one-year renewals and WCI's performance is reviewed annually. The management agreements may be terminated annually if WAT owns at least 10% of the outstanding capital stock of the Company and at least 75% of the independent directors agree that the performance of WCI is unsatisfactory and materially detrimental to the Company or that the compensation paid to WCI is not fair. WCI, however, can prevent a compensation termination by accepting a mutually acceptable reduction of its fees. In addition, each of the management agreements may be terminated at any time for cause, which is defined as fraud, misappropriation of funds or willful violation of the respective management agreements.

    The Company has also agreed that so long as WCI is managing the centers under the management agreements, WCI will manage all wholly-owned properties acquired by the Company in the future and that the Company will use its reasonable efforts to have WCI appointed as the manager with respect to any future joint venture properties controlled by the Company.

    WCI can terminate the management agreements if it notifies the Company that management of regional shopping centers shall cease to be one of the principal business undertakings of WHL in the United States, except that the management agreements will continue for a period of 180 days thereafter so long as the Company is reasonably satisfied with WCI's ability to provide the required services during such period.

OFFICERS

    The principal executive officers of WCI are Richard E. Green and Peter S. Lowy, the Vice Chairman of Operations and President and Chief Executive Officer of the Company, respectively.

WCI AND THE DEVELOPMENT AGREEMENT

SERVICES PROVIDED

    WCI has entered into a master development framework agreement with the Company under which the Company granted WCI the exclusive right to carry out expansion, redevelopment and related work on the Company's wholly-owned shopping centers and agreed to attempt to have WCI hired to carry out similar activities for the jointly owned shopping centers.

DEVELOPMENT FEES

    Under the master development framework agreement, dated July 1, 1996, WCI is reimbursed for pre-development costs, subject to the work being performed in accordance with an annual plan or redevelopment budget previously approved by the Company's board of directors. If the Company in its sole discretion (based on feasibility and other appropriate studies) decides to proceed with a particular development, WCI provides the necessary development services pursuant to a separate development agreement to be entered into by the parties. WCI provides:

    - development services for a fixed fee equal to 5% of the final gross project price;

    - architectural, design and engineering services for a fixed fee equal to 10% of the construction costs; and

    - other related services in consideration of agreed fees.

    The construction portion of the development project is performed on a fixed price basis. The master development framework agreement provides that the Company may engage an independent representative to advise the Company with respect to the proposed fixed price and the construction schedule. If the Company desires to engage such an independent representative, the Company must consult with WHL in good faith as to the selection of the independent representative. If the Company and WCI cannot agree as to the fixed price or the construction schedule for the project, and the parties' respective independent representatives cannot negotiate a resolution, an independent expert will determine the appropriate price and construction schedule. WCI may then either accept the independent expert's proposal or agree to perform the work on a "cost plus" basis.

    The Company has no obligation to proceed with any development project. The decision to proceed with a development project and the fixed price and construction schedule with respect to such a project requires the approval of at least 75% of the independent directors. Reimbursements and fees incurred for the year ended December 31, 2000 to WCI under these agreements totaled
$104.6 million.

TERM AND TERMINATION

    The master development framework agreement may be terminated by the Company by agreement of at least 75% of the independent directors and WAT (so long as WAT owns at least 10% of the outstanding capital stock of the Company) if the advisory agreement and the management agreements have been terminated in accordance with their terms. In such event, WCI and the Company will remain bound by the master development framework agreement for the remaining term with respect to any development projects for which WCI has commenced to provide substantial predevelopment services to the Company. In addition, the master development framework agreement or any individual development agreement may be terminated at any time for cause, which is defined as fraud, misappropriation of funds or willful violation of the master development framework agreement or the individual development agreement.

    WCI can terminate the master development framework agreement if it notifies the Company that property development services shall cease to be one of the principal business undertakings of WHL in the United States, except that the master development framework agreement will continue for a period of 180 days thereafter so long as the Company is reasonably satisfied with WCI's ability to provide the required services during such period and except that any such termination shall not affect any individual development agreement previously entered into by WCI and the Company.

OFFICERS

    The principal executive officers of WCI are Richard E. Green and Peter S. Lowy, the Vice Chairman of Operations and President and Chief Executive Officer of the Company, respectively.

MANAGEMENT OF THE COMPANY

    All of the officers of the Company are employed by WCI, a subsidiary of WHL, and not by the Company. Several of the officers serve as directors of WHL and its subsidiaries and certain of such officers and associates beneficially own shares of WHL and units of WAT. See "Item 12. Security Ownership of Certain Beneficial Owners and Management." As a result of such employment and interests, the officers of the Company receive an indirect benefit from the advisory, management and development arrangements described above.

ACQUISITION OF GARDEN STATE PLAZA

    On June 1, 2000, the Company acquired WHL's interest in Garden State Plaza, a super-regional mall located in Paramus, New Jersey, through the Company's Operating Partnership for $52.5 million after taking into account the mortgage debt on the property, capital obligations and the assumption of a $145.0 million secured participating loan. The consideration paid consisted of issuing 52,483 Series F Partnership Preferred Units in the Operating Partnership to Westland Realty, the successor in interest to Westfield Partners, Inc. and Westland Management, Inc., and a subsidiary of WHL. Each Series F Partnership Preferred Unit has a liquidation preference of $1,000 and is entitled to annual distributions equal to the greater of $85.00 and 51.4933 (subject to adjustment for stock splits and other similar matters) multiplied by the dividend paid in the same period on a share of common stock. The Series F Partnership Preferred Units are entitled to the payment of quarterly distributions before distributions are made to the holders of any other interests in the Operating Partnership, and on a PARI PASSU basis with other preferred interests in the Operating Partnership that are not explicitly made junior in right of distribution to the Series F Partnership Preferred Units.

    The holders of the Series F Partnership Preferred Units will have the right at any time after the first anniversary of the issuance of the Series F Partnership Preferred Units to cause the Operating Partnership to redeem each Series F Partnership Preferred Unit for $1,000 in cash, plus any accrued and unpaid distributions, subject to the Company's right to acquire the redeemed Series F Partnership Preferred Units for an equivalent number of shares of Series F Preferred Stock of the Company (the terms of which are similar to the Series F Partnership Preferred Units and are described below). In addition, the Series F Partnership Preferred Units will be redeemable at the option of the Operating Partnership at any time after the twentieth anniversary of the issuance of the Series F Partnership

Preferred Units for $1,000 in cash, plus any accrued and unpaid distributions. In the event of a liquidation, dissolution or winding up of the Operating Partnership, each Series F Partnership Preferred Unit will carry a right to participate in the capital of the Operating Partnership in the amount of $1,000, plus all accrued and unpaid distributions. Any rights of the holders of the Series F Partnership Preferred Units upon liquidation, dissolution or winding up of the Operating Partnership will rank senior to the holders of any common partnership units, common investor unit rights or any other units in the Operating Partnership that by their terms rank junior to the Series F Partnership Preferred Units. Finally, the Series F Partnership Preferred Units will have only those voting and consent rights granted to other holders of units in the Operating Partnership, such as voting rights in respect of proposals for any material adverse amendment of the rights attached to the Series F Partnership Preferred Units. The Series F Partnership Preferred Units will not have any rights to vote at any of the Company's meetings of shareholders.

SERIES F PREFERRED STOCK

    In order to provide for the possible redemption of the Series F Partnership Preferred Units, the Board has authorized 107,483 shares of Series F Preferred Stock for possible future issuance. Each share of Series F Preferred Stock will have a liquidation preference of $1,000 and will be entitled to annual dividends equal to the greater of $85.00 and 51.4933 (subject to adjustment for stock splits and other similar matters) times the dividend paid in the same period on a share of common stock. The Series F Preferred Stock will be entitled to the payment of quarterly dividends on a PARI PASSU basis with all other series of preferred stock of the Company that are not explicitly made junior in right of payment and before dividends are paid to the holders of shares of common stock. The Series F Preferred Stock will have the right to vote with the shares of common stock with each share of Series F Preferred Stock being entitled to
51.4933 votes (subject to adjustment). The Series F Preferred Stock may be redeemed by the Company at any time after the twentieth anniversary of the issuance of the Series F Preferred Stock, at a redemption price of $1,000 per share together with all accrued and unpaid dividends through the date of redemption. In the event of a liquidation, dissolution or winding up of the Company, each share of Series F Preferred Stock will carry a right to participate in the capital of the Company in the amount of $1,000, plus all accrued and unpaid dividends. Any rights of the holders of shares of Series F Preferred Stock upon liquidation, dissolution or winding up of the Company will rank senior to the holders of shares of common stock, but behind all creditors of the Company and PARI PASSU with the holders of other equity securities in the Company (unless the terms of those equity securities provide otherwise).

THE WESTFIELD CAPITAL PUT RIGHT

    On June 1, 2000, the Company entered into a put agreement with Westfield Capital Corporation Finance Pty. Limited ("Westfield Capital"), a subsidiary of WHL, under which Westfield Capital has the right to require the Company to purchase the stock of Westland Realty, Inc. The purchase price to be received by Westfield Capital upon the exercise of the put right is 98% of the fair market value of Westland Realty, with the purchase price to be paid in Series F Preferred Stock. At the time the put right is exercised, both the value of Westland Realty and the value of the Series F Preferred Stock will be established by independent valuation. The put right will be exercisable at any time after the second anniversary and up to the tenth anniversary of its issuance, and cannot be exercised if there are any assets of Westland Realty that, in the opinion of the Company, could cause Westland Realty to fail to qualify as a REIT. In connection with certain assets of Westland Realty that the Company may elect not to retain, the Company will be entitled to a reduction in the consideration to be paid equal to the anticipated costs of disposition of the assets (including tax liabilities). If the put right is exercised, to the extent that the assets of the Company include Series F Partnership Preferred Units, the effect to the Company will be the exchange of 98 shares of Series F Preferred Stock for each 100 Series F Partnership Preferred Units then held by Westland Realty. No more than 55,000 shares of Series F

Preferred Stock may be issued in respect of the put right unless approved by a majority of the shareholders of the Company voting at a meeting (other than WHL and its affiliates and interests associated with the Lowy Family).

WHL REGISTRATION RIGHTS AGREEMENT

    Pursuant to a registration rights agreement, WHL and its subsidiaries have demand registration rights that require the Company to promptly effect the registration of the shares of common stock held by them prior to the Company's initial public offering. WHL also has demand registration rights for its other shares of common stock. In addition, the Company has agreed that, upon the request of WHL, it will use its reasonable efforts to have a shelf registration statement filed after May 21, 2000 (after May 21, 1998 for any shares of common stock acquired after the Company's initial public offering) and declared and kept continuously effective. In addition, if the Company proposes to register any of its shares of common stock, either for its own account of for the account of other shareholders, the Company is required, with certain exceptions, to provide the parties to the registration rights agreement with notice of the registration and to include in such registration all of the shares of common stock requested to be included by such persons.

COOPERATION AGREEMENT

    On February 14, 2001, WAM and WHL entered into a cooperation agreement (the "Cooperation Agreement") to facilitate the consummation of the Offer and the Merger. Under the Cooperation Agreement, WHL agreed to prevent its subsidiaries from tendering their shares of common stock in the Offer. WHL also agreed to cause its subsidiaries to vote in favor of the Merger and to vote any units held by them in WAT in favor of various proposals to be made to the members of WAT relating to the Offer. Following the Merger, WAM agreed to cause the Company, as the surviving corporation, to amend the terms of the Series A cumulative redeemable preferred stock (the "Series A Preferred Stock"), and Series B cumulative redeemable preferred stock (the "Series B Preferred Stock"), to provide that such preferred stock would be convertible into capital stock with substantially the same terms as common stock of the Company, as the surviving corporation, and to subordinate such preferred stock to the Series D Preferred Stock, owned by WAIPL. The terms of the Series D Preferred Stock would also be amended to be substantially the same as those of the preferred stock to be issued to Security Capital Preferred Growth Incorporated ("SCPG"). With respect to WAM's other preferred shares in the Company, WAM agreed to convert the Series D Preferred Stock it owns into common stock of the company, as the surviving corporation, and amend the terms of the Series D-1 Preferred Stock, and Series E Preferred Stock, to be substantially the same as those of the common stock of the Company, as the surviving corporation, as soon as practicable following the Merger. Subject to approval of WAT's members, WAM also agreed to issue a special options deed to the Company that would be transferred to WAIPL, which would allow WAIPL to exchange the Series D Preferred Stock for WAT units based on a fixed exchange ratio, and a special options deed to both WAIPL and WCI, which would allow WAIPL and WCI to exchange shares of common stock of the Company, as the surviving corporation, for WAT units based on a fixed exchange ratio.

    In addition, WHL agreed to terminate its registration rights agreement with the Company. WAM and WHL also agreed to amend, upon closing of the Merger, the non-competition provisions contained in the Investor's Agreement, dated as of May 21, 1997, among WAM, WHL, WAIPL, WCI and PTCL, which, after such amendment, would require WHL to offer any investment or business opportunity to the Company, as the surviving corporation, before pursuing such opportunity. Subject to certain exceptions, WHL would also be prohibited from acquiring any regional shopping center which directly competes with any regional shopping center then owned by the Company.

OTHER RELATED PARTY TRANSACTIONS

SERIES C PREFERRED STOCK AND SCPG

    On February 14, 2001, WAM and SCPG entered into an agreement (the "Transaction Agreement") pursuant to which WAM agreed, after successful completion of the Merger, to cause the Company, as the surviving corporation, to enter into an exchange agreement with SCPG (the "Exchange Agreement"). Pursuant to the Exchange Agreement, SCPG will exchange its shares of Series C Preferred Stock, Series C-1 Preferred Stock and Series C-2 Preferred Stock (collectively, the "Series C Preferred Shares"), for Series G cumulative convertible redeemable preferred stock (the "Series G Preferred Stock"), of the Company and, subject to the members of WAT approving the issue of options for units in WAT, accept the transfer of a special options deed for units in WAT from the Company.

    SCPG holds an aggregate of 694,445 Series C Preferred Shares. The Series C Preferred Shares have substantially the same dividend, liquidation, redemption and conversion rights as the Series D Preferred Stock, except that the holders of the Series C Preferred Shares will be entitled to elect two directors if the Company fails to pay dividends on the Series C Preferred Shares for two consecutive quarters, and will be entitled to elect one director if the Company fails to pay dividends on the Company's common stock of at least $0.32 per share for two consecutive quarters. In addition, the Series C Preferred Shares are entitled to registration rights.

    The Series G Preferred Stock will have substantially the same rights as the Series C Preferred Shares. However, the Series G Preferred Stock will pay an annual dividend equal to the greater of 9.3% of the liquidation value of the preferred shares, increasing at 3% per annum (as compared to the current fixed dividend rate of 8.5% per annum on the Series C Preferred Shares), or the U.S. dollar equivalent of the distribution on the number of WAT ordinary units into which the Series G Preferred Stock is then exchangeable. Upon issuance, each Series G Preferred Stock will be convertible into 10 shares of Series A common stock (the "Series A Common Shares"), of the Company, as the surviving corporation. Subject to certain conditions, holders can require the Company to redeem the Series G Preferred Stock on August 31, 2002 and the last business day of May of 2004 and each year thereafter. The Series G Preferred Stock will be entitled to a one-tenth of a vote per Series G Preferred Stock on all matters submitted to a vote of the holders of the common stock and Series A Common Shares of the Company, as the surviving corporation.

    If the Series G Preferred Stock is converted into Series A Common Shares, the holders of Series A Common Shares will be entitled to the same rights as the holders of the common stock of the Company, as the surviving corporation, except for dividend and voting rights. The Series A Common Shares will pay a dividend equal to the U.S. dollar equivalent of the distribution on the number of WAT ordinary units into which such Series A Common Shares are then exchangeable. The holders of the Series A Common Shares will also be entitled to 1.10 votes per share on all matters submitted to a vote of the holders of the common stock.

    Under the special options deed of WAT, the Series G Preferred Stock and the Series A Common Shares will be exchangeable for units in WAT based on a fixed exchange ratio.

    The Transaction Agreement also provides that, as long as SCPG continues to hold, or has the right to obtain upon conversion of the Series G Preferred Stock, at least 33% of the number of shares of common stock of the Company, as the surviving corporation, into which such Series G Preferred Stock is convertible on the date of the closing under the Exchange Agreement, SCPG has the right to participate in future offerings of units in WAT. SCPG has a similar right under the Exchange Agreement with respect to future equity offerings of the Company, as the surviving corporation. In addition, in the event that certain conditions specified in the Transaction Agreement are not satisfied, which would also allow either WAM or SCPG to terminate the Transaction Agreement, WAM must offer to purchase the Series C Preferred Shares currently owned by SCPG for 100% of the aggregate liquidation value of such preferred stock, or 105% if such conditions were not satisfied as a result of a willful violation by WAM.

    Under the Transaction Agreement, WAM has agreed to cause the Company, as the surviving corporation, to amend, upon closing of the Merger, the terms of the Series A Preferred Stock and Series B Preferred Stock of the Company to provide that such preferred shares would be convertible into capital stock with terms substantially the same as those of the common stock of the Company, as the surviving corporation, and to convert such preferred shares upon the request of SCPG in accordance with the terms of the Transaction Agreement. WAM has also agreed to subordinate such preferred shares to the Series G Preferred Stock. With respect to WAM's other preferred shares in the Company, WAM agreed, upon closing of the Merger, to convert the Series D Preferred Stock into common stock and amend the terms of Series D-1 Preferred Stock and Series E Preferred Stock to be substantially the same as common stock of the Company, as the surviving corporation.

    WAM has agreed to reimburse SCPG for its reasonable internal and external costs and expenses incurred in connection with the Transaction Agreement and the Exchange Agreement as well as indemnify SCPG for any losses arising out of the Offer and the Merger.

    Under the Exchange Agreement, assuming the Merger has become effective, on August 31, 2002, SCPG has the right to require the Company, as the surviving corporation, to redeem a number of shares of Series G Preferred Stock or Series A Common Shares, or a combination thereof, for cash up to $25,010,000 (the "Cash-Out Right"). Beginning in 2004 and each year thereafter, SCPG has the right to require the Company, as the surviving corporation, to redeem up to $25,010,000 of Series G Preferred Stock or Series A Common Shares, or a combination thereof, less in 2004 the amount with respect to which a Cash-Out Right had been exercised (each, a "Put Right"), but no more than an aggregate of $125,000,100 for all years, including any amount paid pursuant to the Cash-Out Right. With respect to SCPG's Put Rights, the Company, as the surviving corporation, can redeem such shares for cash or units in WAT, the sale of which must raise net proceeds of at least $25,010,000.

    Upon the closing of the Exchange Agreement, SCPG's purchase agreements and registration rights agreement relating to the Series C Preferred Shares will be terminated.

    Concurrent with the execution of the Transaction Agreement, SCPG agreed to waive certain of its rights in connection with the Offer and the Merger (the "Waiver"), including its right to convert the Series C Preferred Shares into shares of common stock of the Company during the pendency of the Offer and the Merger. SCPG has also agreed not to undertake any sales of the Series C Preferred Shares covered by an effective registration statement of the Company.

SIDE LETTER AGREEMENT

    To comply with certain covenants of WAM in the Transaction Agreement, WAM and WHL entered into a side letter agreement under which WHL agreed, upon the closing of the Merger, to undertake all actions necessary to maintain either
(i) an independent board of directors of WAM or (ii) an independent compliance committee of WAT and an independent board of directors of the Company, as the surviving corporation. WHL also consented, upon closing of the Merger, to the appointment of directors by SCPG to WAM's board of directors in certain specified circumstances under the Transaction Agreement and agreed not to take any action to remove such appointed directors.

TAX INDEMNITY AGREEMENT

    WAM and SCPG also entered into a tax indemnity and contest agreement (the "Tax Indemnity Agreement") to cover certain U.S. or non-U.S. tax liabilities that SCPG would not have incurred but for the transactions under the Transaction Agreement or the Exchange Agreement or SCPG's ownership or transfer of the Series G Preferred Stock or the WAT units for which such shares are exchangeable, including:

    (1) the exchange of SCPG's Series C Preferred Shares for Series G Preferred Stock and the acceptance of the transfer of the special options deed for units in WAT from the Company;

    (2) any conversion of the Series G Preferred Stock into Series A Common Shares of the Company, as the surviving corporation;

    (3) any sale of WAT units immediately after an exchange of Series G Preferred Stock or Series A Common Shares for such units; and

    (4) certain exchanges of Series G Preferred Stock or Series A Common Shares for WAT units and holding such units due to "business exigencies."

    SCPG would also be indemnified for certain tax liabilities attributable to units received in connection with its Put Rights under the Exchange Agreement.

LOWY FAMILY INTEREST IN SECURITY CAPITAL GROUP INCORPORATED

    On February 28, 2000, LFG Holdings Pty. Limited, an Australian corporation in which interests associated with Messrs. Frank P. Lowy, David H. Lowy, Peter
S. Lowy and Steven M. Lowy own a 100% interest, purchased 52,431 shares of Security Capital Group Incorporated's Class A common stock and 1,964,286 shares of Security Capital Group Incorporated's Class B common stock in the open market. An indirect wholly-owned subsidiary of the Security Capital Group Incorporated serves as the investment advisor to SCPG, the holder of the Series C Preferred Shares, and the Security Capital Group Incorporated owns 9.2% of SCPG's common stock. The number of shares purchased by LFG Holdings Pty. Limited represents a 3.9% interest in Security Capital Group Incorporated's common stock. Mr. Frank P. Lowy is an advisory director of Security Capital Group Incorporated and as a result is invited to selected board meetings.

WORLD TRADE CENTER PROPOSAL

    The Company submitted a bid for the retail component of the World Trade Center with Silverstein Properties, who is interested in the office component of the project. Mr. Larry A. Silverstein, a member of the Company's board of directors, is President of Silverstein Properties. The bid was for a 99 year net lease and included an up-front payment with an annual base minimum rent and participating over the lease term. On February 23, 2001, the Port Authority of New York and New Jersey (the "Port Authority") announced that it selected Vornado Realty Trust as the preferred bidder with a 20 day exclusivity period to finalize negotiations. On March 19, 2001, the Port Authority ended negotiations with Vornado Realty Trust and authorized its representatives to engage in exclusive negotiations with the Company and Silverstein Properties.

                                    PART IV

ITEM 14: EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  1.   See page F-1 for a listing of consolidated financial
          statements submitted as part of this report.

     2. Financial statement schedules, other than schedules which are part of the financial statements included in (a)(1) have been omitted since the required information is either included in the Consolidated Financial Statements, not present, or not present in amounts sufficient to require submission of the schedule.

     3. Exhibits submitted with this report as filed with the Securities and Exchange Commission and those incorporated by reference to the other filings are listed on the exhibit index.

(b)       Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

(c).. See (a)(3) above for a listing of the exhibits included as part of this report.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Auditors..............................       F-2

Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................       F-3

Consolidated Statements of Income for Years ended
  December 31, 2000, 1999 and 1998..........................       F-4

Consolidated Statements of Changes in Shareholders' Equity
  for the Years ended December 31, 2000, 1999 and 1998......       F-6

Consolidated Statements of Cash Flows for the Years ended
  December 31, 2000, 1999 and 1998..........................       F-7

Notes to Consolidated Financial Statements..................       F-9

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
Westfield America Inc.:

    We have audited the accompanying consolidated balance sheets of Westfield America, Inc. and Subsidiaries, (the "Company"), as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westfield America, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the consolidated results of operations and cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

    As discussed in Note 2 to the financial statements, in 2000 the Company changed its method of accounting for percentage rents.

Los Angeles, California                ERNST & YOUNG LLP
January 15, 2001

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                       ASSETS

Land........................................................  $  478,340   $  454,267
Buildings, improvements and equipment.......................   3,250,941    2,990,537
Less accumulated depreciation...............................    (585,260)    (444,831)
                                                              ----------   ----------
  Net property and equipment................................   3,144,021    2,999,973

Construction in progress....................................     111,416       67,115
Investments in unconsolidated real estate affiliates........     357,498      175,123
Participating loan to affiliates............................           0      145,000
Direct financing leases receivable..........................      78,480       80,927
                                                              ----------   ----------
  Net investment in real estate.............................   3,691,415    3,468,138

Cash and cash equivalents...................................      24,885       17,094
Restricted cash.............................................      19,073       29,358
Accounts receivable, net of allowance of $7,744 and $7,366
  in 2000 and 1999, respectively............................      45,733       47,632
Deferred expenses and other assets, net.....................      48,499       41,439
                                                              ----------   ----------
  Total assets..............................................  $3,829,605   $3,603,661
                                                              ==========   ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable...............................................  $2,641,330   $2,392,137
Accounts payable and accrued expenses.......................     116,039      119,680
Distribution payable........................................      39,567       37,824
                                                              ----------   ----------
  Total liabilities.........................................   2,796,936    2,549,641
                                                              ----------   ----------
Minority interests..........................................     103,874       33,180
Series C, D and E preferred stock...........................     361,000      361,000

Common stock................................................         733          733
Series A and B preferred stock..............................     121,000      121,000
Additional paid-in capital..................................     446,062      538,107
                                                              ----------   ----------
  Total shareholders' equity................................     567,795      659,840
                                                              ----------   ----------
  Total liabilities and shareholders' equity................  $3,829,605   $3,603,661
                                                              ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
REVENUES:
  Minimum rents.............................................  $ 358,996   $ 344,099   $ 226,089
  Tenant recoveries.........................................    159,086     147,379      91,909
  Percentage rents..........................................     15,171      12,300      10,467
                                                              ---------   ---------   ---------
  Total revenues............................................    533,253     503,778     328,465
                                                              ---------   ---------   ---------
EXPENSES:
  Operating.................................................    165,129     155,688      97,359
  Management fees...........................................      9,512      10,218       6,264
  Advisory fee..............................................     11,273       9,788       6,140
  General and administrative................................      1,827       1,816       1,519
  Depreciation and amortization.............................    114,570     112,625      76,926
                                                              ---------   ---------   ---------
    Total expenses..........................................    302,311     290,135     188,208
                                                              ---------   ---------   ---------
OPERATING INCOME............................................    230,942     213,643     140,257
INTEREST EXPENSE, net.......................................   (186,814)   (184,496)   (106,852)
OTHER INCOME:
  Equity in income of unconsolidated real estate
    affiliates..............................................     11,412       9,259       5,949
  Gain on sale of investments, net..........................         --       1,971      53,895
  Interest and other income.................................      9,859      17,990      17,196
                                                              ---------   ---------   ---------
INCOME BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE............................     65,399      58,367     110,445
Minority interest in earnings of consolidated
  real estate affiliates....................................     (6,622)     (4,068)     (4,257)
Cumulative effect of change in accounting principle.........     (2,021)         --          --
                                                              ---------   ---------   ---------
NET INCOME..................................................  $  56,756   $  54,299   $ 106,188
                                                              =========   =========   =========
Net income allocable to preferred shares....................  $  42,040   $  37,260   $  17,619
Net income allocable to common shares.......................     14,716      17,039      88,569
                                                              ---------   ---------   ---------
                                                              $  56,756   $  54,299   $ 106,188
                                                              =========   =========   =========

    The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
EARNINGS PER COMMON SHARE-BASIC:
  Income before cumulative effect of change in
    accounting principle....................................   $  0.23     $  0.23    $   1.21
  Cumulative effect of change in accounting principle.......     (0.03)         --          --
                                                               -------     -------    --------
Net income per share available to common shareholders.......   $  0.20     $  0.23    $   1.21
                                                               =======     =======    ========
EARNINGS PER COMMON SHARE-DILUTED:
  Income before cumulative effect of change in
    accounting principle....................................   $  0.22     $  0.23    $   1.20
  Cumulative effect of change in accounting principle.......     (0.02)         --          --
                                                               -------     -------    --------
Net income per share available to common shareholders.......   $  0.20     $  0.23    $   1.20
                                                               =======     =======    ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
  Basic.....................................................    73,351      73,343      73,334
                                                               -------     -------    --------
  Diluted...................................................    76,490      76,619      73,901
                                                               -------     -------    --------
PROFORMA AMOUNTS ASSUMING THE ACCOUNTING CHANGE IS APPLIED
  RETROACTIVELY (unaudited):
  Net Income................................................   $58,777     $54,299    $104,553
                                                               -------     -------    --------
  Earnings per common share--Basic..........................   $  0.23     $  0.23    $   1.19
                                                               -------     -------    --------
  Earnings per common share--Diluted........................   $  0.22     $  0.23    $   1.18
                                                               -------     -------    --------

    The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                  ADDITIONAL                  TOTAL
                                            COMMON    PREFERRED    PAID-IN     RETAINED   SHAREHOLDERS'
                                            STOCK       STOCK      CAPITAL     EARNINGS      EQUITY
                                           --------   ---------   ----------   --------   -------------
BALANCES, JANUARY 1, 1998................    $731     $121,000     $648,649    $     --     $ 770,380
Net income for the year ended
  December 31, 1998......................      --           --           --     106,188       106,188
Issuance of common stock.................      --           --          140          --           140
Cost of stock issuances..................      --           --       (8,834)         --        (8,834)
Distributions on preferred stock.........      --           --           --     (17,619)      (17,619)
Distributions on common stock............      --           --      (15,567)    (88,569)     (104,136)
                                             ----     --------     --------    --------     ---------
BALANCES, DECEMBER 31, 1998..............     731      121,000      624,388          --       746,119
Net income for the year ended
  December 31, 1999......................      --           --           --      54,299        54,299
Issuance of common stock.................       2           --          138          --           140
Redemption of senior preferred stock.....      --           --           (1)         --            (1)
Cost of stock issuances..................      --           --       (1,109)         --        (1,109)
Sale of liquidity option (Note 4)........      --           --        4,000          --         4,000
Distributions on preferred stock.........                   --           --     (37,260)      (37,260)
Distributions on common stock............      --           --      (89,309)    (17,039)     (106,348)
                                             ----     --------     --------    --------     ---------
BALANCES, DECEMBER 31, 1999..............     733      121,000      538,107          --       659,840
Net income for the year ended
  December 31, 2000......................      --           --           --      56,756        56,756
Issuance of Common Stock (Note 10).......      --           --          120          --           120
Sale of warrant and option (Note 10).....      --           --        1,870          --         1,870
Cost of stock issuances (Note 10)........      --           --         (190)         --          (190)
Distributions on preferred stock.........      --           --           --     (42,040)      (42,040)
Distributions on common stock............      --           --      (93,845)    (14,716)     (108,561)
                                             ----     --------     --------    --------     ---------
BALANCES, DECEMBER 31, 2000..............    $733     $121,000     $446,062    $     --     $ 567,795
                                             ====     ========     ========    ========     =========

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              2000        1999         1998
                                                            ---------   ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................  $  56,756   $  54,299   $   106,188
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization.........................    116,934     112,625        76,926
    Amortization of deferred loan fees....................      5,505       5,356         2,468
    Equity in income of unconsolidated real estate
      affiliates..........................................    (11,412)     (9,259)       (5,949)
    Minority interests in earnings of consolidated
      real estate affiliates..............................      6,622       4,068         4,257
    Gain on sale of investments, net......................         --      (1,971)      (53,895)
    Issuance of common stock to independent directors.....        120         140           140
  Changes in assets and liabilities:
    Accounts receivable, net..............................      3,094       1,760       (11,545)
    Deferred expenses and other assets....................    (16,324)     (8,495)      (10,014)
    Accounts payable and accrued expenses.................    (12,228)     (4,625)       (6,638)
                                                            ---------   ---------   -----------
  Net cash flows provided by operating activities.........    149,067     153,898       101,938
                                                            ---------   ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures and acquisitions...................   (196,691)   (354,453)   (1,465,296)
  Proceeds from sale of investments.......................         --     188,731        99,670
  Cash distributions received from unconsolidated real
    estate affiliates.....................................     19,299       8,004         9,812
  Cash contributions to unconsolidated joint ventures.....     (6,607)     (8,885)           --
  Direct financing leases receivable repayments...........      2,447       2,287         2,138
  Notes receivable repayments.............................        500         500         2,720
  Decrease (increase) in restricted cash..................     10,285      (3,538)        4,422
                                                            ---------   ---------   -----------
  Net cash flows used in investing activities.............  $(170,767)  $(167,354)  $(1,346,534)
                                                            ---------   ---------   -----------

CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUES ON THE FOLLOWING PAGE.

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             2000         1999          1998
                                                           ---------   -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock..............  $      --   $    86,000   $  275,000
  Proceeds from issuance of warrants and options.........      1,870         4,000           --
  Redemption of senior preferred stock...................         --            (1)          --
  Cost of stock issuances................................       (190)       (1,109)      (8,834)
  Cash distributions paid to preferred shareholders......    (41,981)      (33,928)     (13,184)
  Cash distributions paid to common shareholders.........   (108,008)     (105,760)    (103,766)
  Cash distributions paid to minority interests..........     (8,459)       (5,171)      (3,914)
  Proceeds received from joint venturing properties......         --       158,343           --
  Proceeds from notes payable............................    710,866     1,193,055    1,309,109
  Principal payments on notes payable....................   (524,607)   (1,290,151)    (195,546)
                                                           ---------   -----------   ----------
  Net cash flows provided by financing activities........     29,491         5,278    1,258,865
                                                           ---------   -----------   ----------
  Net increase (decrease) in cash and cash equivalents...      7,791        (8,178)      14,269
CASH AND CASH EQUIVALENTS, beginning of period...........     17,094        25,272       11,003
                                                           ---------   -----------   ----------
CASH AND CASH EQUIVALENTS, end of period.................  $  24,885   $    17,094   $   25,272
                                                           =========   ===========   ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
  Interest (net of amount capitalized)...................  $ 198,427   $   187,971   $  105,307
                                                           =========   ===========   ==========

NONCASH INVESTING AND FINANCING INFORMATION PROVIDED IN NOTES 3, 10 AND 11.

   The accompanying notes are an integral part of the consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

1. ORGANIZATION:

    Westfield America, Inc. (the "Company"), a Missouri corporation, is primarily in the business of owning, operating, leasing, developing, redeveloping and acquiring super-regional and regional retail shopping centers in major metropolitan areas in the United States. The Company is a publicly traded real estate investment trust ("REIT"), with interests in 39 major shopping centers branded nationwide as "Westfield Shoppingtowns". The Company's portfolio of Westfield Shoppingtowns includes clusters of regional and super-regional shopping centers located in nine states in the east coast, midwest and west coast regions of the United States.

    The Company, through its controlling interest in Westfield America Limited Partnership (the "Operating Partnership") and its other subsidiaries and affiliates, owns interests in a portfolio of 28 super-regional shopping centers, 8 regional shopping centers, three power centers (individually a "Center" and collectively the "Centers"), 12 separate department store properties which are net leased under financing leases to The May Department Stores Company and certain other real estate investments (collectively, the "Properties").

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

    In 1998, the Company completed the exchange of its interests in most of the Centers and other assets for partnership interests ("Partnership Units") in Westfield America Limited Partnership, a Delaware limited partnership (the "Operating Partnership"). In conjunction with its 1999 and 1998 acquisitions, the Operating Partnership issued units in the Operating Partnership to unrelated third parties ("Investor Unit Rights") in exchange for certain assets. The Investor Unit Rights are held by various unrelated third parties who may under certain circumstances exchange their Investor Unit Rights for cash or, at the discretion of the Company, shares of the Company's common stock. In connection with its acquisition in 2000 of the 50% interest in Garden State Plaza, the Operating Partnership issued Series F cumulative redeemable partnership preferred units ("Series F Partnership Preferred Units") to a related party which may, under certain circumstances, be exchanged for cash, or at the discretion of the Company, shares of the Company's Series F cumulative redeemable preferred stock (the "Series F Preferred Stock").

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

RESTRICTED CASH:

    Restricted cash represents funds set aside to pay operating and capital expenditures on properties that are collateral for secured loan facilities and funds to be utilized for the redevelopment of centers.

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

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

    The Company enters into interest rate swap contracts and foreign currency hedges to reduce its exposure to fluctuations in interest and foreign currency exchange rates. Net interest and foreign currency differentials to be paid or received related to these contracts are accrued as incurred or earned. Any gain or loss from terminating these contracts is recognized in the period the contract, or related debt or foreign currency subject is terminated or reversed. Unamortized gains or losses are recognized in income when the related debt matures or is extinguished.

    In June 1998, the Financial Accounting Standards Board issued Statement
No. 133 "Accounting for Derivative Instruments and Hedging Activities," (as amended by SFAS 138), which is required to be adopted in years beginning after June 15, 2000. The Company will adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Upon implementation of the Statement, the Company will record the unrealized loss related to its interest rate hedges of $38,643 as Other Comprehensive Income in the Equity section of the Balance Sheet as prescribed by FAS 133. Management believes that the effect of the implementation will not have a material impact on the Company's financial position or results of operations.

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

ACCOUNTING CHANGE:

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," ("SAB 101") which became effective for periods beginning after December 15, 1999. This bulletin modified the timing of revenue recognition for percentage rent received from tenants. The Company adopted SAB 101 during the fourth quarter of the current year, effective January 1, 2000. The cumulative effect of this change in accounting principle, at the adoption date of January 1, 2000, resulted in a charge to income of approximately $2,021, which represents current year income previously recognized in prior years. The retroactive application of SAB 101 results in a restatement of quarterly financial data as presented in Note 16 to defer a portion of percentage rents for the first three calendar quarters into the fourth quarter. The unaudited pro forma amounts presented in the income statement were calculated assuming the accounting change was made retroactively to prior periods.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
EARNINGS PER SHARE:

    Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities using the treasury stock method.

INCOME TAXES:

    The Company has elected to be treated as a REIT for income tax purposes. As a REIT, the Company is required to meet the minimum distribution requirements as well as certain asset, income and other tests specified by the Code. No provision for income taxes has been included in the Company's consolidated financial statements since the Company will generally not be liable for federal income taxes, provided it continues to distribute all of its REIT taxable income and otherwise continues to qualify as a REIT. State income and franchise taxes are minimal and included in general and administrative expense.

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

RECLASSIFICATION:

    Certain amounts in the 1999 and 1998 consolidated financial statements were reclassified to conform with the 2000 presentation.

3. ACQUISITIONS:

    During 2000, the Company invested $237,120 to acquire interests in the following properties:

    In October 2000, the Company acquired an additional 49.5% interest in

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (IN THOUSANDS EXCEPT SHARE, UNIT, PER SHARE AND FLOOR AREA AMOUNTS)

3. ACQUISITIONS: (CONTINUED)

Westfield Shoppingtown Vancouver in Vancouver, Washington for approximately $24,500 plus the assumption of debt of $15,137. Westfield Shoppingtown Vancouver is an 883,000 square foot super-regional shopping center with five anchors and 144 specialty stores. Funds for the acquisition were obtained from the refinancing of a secured loan on the property.

    In 1996, the Company obtained an option to acquire a 50% interest in Westfield Shoppingtown Garden State Plaza ("GSP"), a super-regional mall with 1,978,000 square feet of gross leasable area, held by affiliates of WHL ("WHL Group"). Additionally, at the time of the Company's initial public offering in May 1997, the Company made a $145,000 participating loan to the WHL Group under the terms of which the Company was entitled to an interest in the revenues from GSP. In June 2000, the Operating Partnership acquired the 50% interest in GSP for $52,483 after taking into account the mortgage debt on the property, capital obligations and the assumption of the $145,000 participating loan. The consideration paid consisted of issuing 52,483 Series F Partnership Preferred Units to the WHL Group.

    During 1999, the Company invested $231,810 to acquire interests in the following properties:

    In August 1999, the Company acquired Palm Desert Town Center in Palm Desert, California for $82,010. Westfield Shoppingtown Palm Desert is an 870,000 square foot super-regional shopping center with five anchors. Funds for the purchase of Palm Desert were obtained from the issuance of $86,000 of Series E cumulative convertible redeemable preferred stock as further described in footnote 10.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

3. ACQUISITIONS: (CONTINUED)

    During 1998, the Company invested approximately $1,800,000 to acquire interests in 16 shopping centers, including 12 shopping centers from TrizecHahn Centers, Inc. ("TrizechHahn"). Interests in the Centers acquired from TrizecHahn (the "Hahn Centers") and other third-parties are as follows:

PROPERTY                                  LOCATION                 INTEREST ACQUIRED
- --------                            --------------------   ----------------------------------
HAHN CENTERS:
Capital Mall......................  Olympia, WA            49% managing, non-controlling
                                                             interest acquired in
                                                             October 1998 and the remaining
                                                             51% interest acquired in
                                                             December 1998.

Cerritos..........................  Cerritos, CA           50% managing, non-controlling
                                                             interest acquired in July 1998
                                                             and the remaining 50% interest
                                                             acquired in November 1998.

Downtown Plaza....................  Sacramento, CA         100% interest acquired in
                                                             October 1998.

Fox Hills.........................  Culver City, CA        100% interest acquired in
                                                             October 1998.

Horton Plaza......................  San Diego, CA          100% interest acquired in
                                                             October 1998.

North County Fair.................  Escondido CA           The remaining 55% interest not
                                                             previously owned by the Company
                                                             acquired in October 1998.

Oakridge..........................  San Jose, CA           100% interest acquired in
                                                             October 1998.

Parkway Plaza.....................  El Cajon, CA           100% interest acquired in
                                                             September 1998.

Santa Anita.......................  Arcadia, CA            39.7% managing, non-controlling
                                                             interest acquired in
                                                             September 1998 and an additional
                                                             50% interest acquired in
                                                             December 1998, which provided
                                                             the Company with a controlling
                                                             interest in the property.

Solano............................  Fairfield, CA          100% interest acquired in
                                                             September 1998.

UTC (University Towne Center).....  San Diego, CA          100% interest acquired in
                                                           July 1998.

Valley Fair.......................  San Jose, CA           50% managing, non-controlling
                                                             interest acquired in July 1998.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

3. ACQUISITIONS: (CONTINUED)

PROPERTY                                  LOCATION                 INTEREST ACQUIRED
- --------                            --------------------   ----------------------------------
OTHER ACQUISITIONS:

Crestwood.........................  St. Louis, MO          100% interest acquired in
                                                             January 1998.

Independence Mall.................  Wilmington, NC         60% interest acquired in
                                                           August 1998 and an additional 10%
                                                             interest acquired in
                                                             October 1998.

Promenade.........................  Woodland Hills, CA     100% interest acquired in
                                                           June 1998.

Topanga...........................  Canoga Park, CA        The remaining 58% interest not
                                                             previously owned by the Company
                                                             acquired in November 1998.

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

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

5. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES:

    As of December 31, 2000, the Company's economic interest in each unconsolidated real estate affiliate is as follows:

                                                                  ECONOMIC
PROPERTY                                        LOCATION          INTEREST
- --------                                  ---------------------   --------
Garden State Plaza......................  Paramus, NJ              50.0%
Plaza Camino Real.......................  Carlsbad, CA             40.0%
UTC.....................................  La Jolla, CA             50.0%
Valley Fair.............................  San Jose, CA             50.0%
West Valley.............................  Canoga Park, CA          42.5%

    A summary of the condensed combined balance sheets and statements of income for unconsolidated real estate affiliates is as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
CONDENSED COMBINED BALANCE SHEETS                                2000        1999
- ---------------------------------                             ----------   ---------
Investment in real estate:
  Land, building and improvements, at cost..................  $1,189,211   $ 642,914
  Less accumulated depreciation and amortization............    (166,638)    (46,264)
  Construction in progress..................................      89,202      54,589
                                                              ----------   ---------
Net investment in real estate...............................   1,111,775     651,239
Other notes payable.........................................    (571,315)   (352,250)
Other net assets and liabilities and outside interest.......    (182,962)   (123,866)
                                                              ----------   ---------
Investments in unconsolidated real estate affiliates........  $  357,498   $ 175,123
                                                              ==========   =========

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
CONDENSED COMBINED STATEMENTS OF INCOME                         2000        1999        1998
- ---------------------------------------                       ---------   ---------   ---------
Total revenues..............................................  $124,346    $ 75,398    $ 82,620
Costs and expenses:
  Operating, general and administrative.....................    32,450      21,225      25,231
  Interest expense, net.....................................    34,569      18,610      24,025
  Depreciation and amortization.............................    29,760      12,409      16,867
                                                              --------    --------    --------
Net income..................................................    27,567      23,154      16,497
Outside interests' share of income..........................   (16,155)    (13,895)    (10,548)
                                                              --------    --------    --------
Equity in income of unconsolidated real estate affiliates...  $ 11,412    $  9,259    $  5,949
                                                              ========    ========    ========

    Significant accounting policies used by the unconsolidated real estate affiliates are similar to those used by the Company.

    In May 2000, the Company refinanced Westfield Shoppingtown Plaza Camino Real with Lehman Brothers Holdings, Inc. The proceeds, totaling $36,000, were used to replace an existing loan.

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

    The direct financing lease receivables are as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Minimum lease payments receivable.......................  $131,990   $139,870
Less unearned income....................................   (53,510)   (58,943)
                                                          --------   --------
  Direct financing leases receivable....................  $ 78,480   $ 80,927
                                                          ========   ========

    Excluding options to extend, the future minimum rentals to be received by the Company on the direct financing leases as of December 31, 2000, are as follows:


2001........................................................  $  7,880
2002........................................................     7,880
2003........................................................     7,880
2004........................................................     7,880
2005........................................................     7,880
Thereafter..................................................    92,590
                                                              --------
                                                              $131,990
                                                              ========

PROPERTY RENTAL:

    Substantially all of the property owned by the Company is leased to third-party retailers under operating leases. Lease terms vary between retailers and some leases include percentage rental payments based on sales volume. Future minimum rental revenues under noncancelable operating leases as of December 31, 2000, are as follows:


2001........................................................  $  303,966
2002........................................................     284,311
2003........................................................     259,020
2004........................................................     224,340
2005........................................................     190,564
Thereafter..................................................     722,029
                                                              ----------
                                                              $1,984,230
                                                              ==========

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

6. LEASES: (CONTINUED)
    These amounts do not include percentage rentals which may become receivable under certain leases on the basis of retailer sales in excess of stipulated minimums.

GROUND LEASES:

    The Company leases the land underlying portions of several of its Centers. Ground lease expenses were $4,852, $4,357, and $1,733 for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum annual ground lease payments for ground leases in effect as of December 31, 2000 are as follows:


2001........................................................  $ 1,388
2002........................................................    1,399
2003........................................................    1,399
2004........................................................    1,393
2005........................................................    1,393
Thereafter..................................................   39,826
                                                              -------
                                                              $46,798
                                                              =======

    These amounts do not include participation rentals which may become payable under certain ground leases on the basis of gross rental receipts in excess of a stipulated minimum.

7. DEFERRED EXPENSES AND OTHER ASSETS:

    Deferred expenses and other assets are summarized as follows:

                                                              DECEMBER 31,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
Lease costs, net of accumulated amortization of $17,476
  and $11,413 in 2000 and 1999, respectively.............  $ 29,337   $20,381
Loan costs, net of accumulated amortization of $10,200
  and $8,199 in 2000 and 1999, respectively..............    14,757    16,560
Prepaid and other assets.................................     4,405     4,498
                                                           --------   -------
                                                           $ 48,499   $41,439
                                                           ========   =======

8. NOTES PAYABLE:

    A summary of notes payable is as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Secured line of credit with a group of banks with a maximum
  commitment of $450,000, interest only payable monthly at
  LIBOR +1.30% (8.33% effective rate at December 31, 2000),
  due in 2002 with an option to extend......................  $  233,000   $  150,766

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

8. NOTES PAYABLE: (CONTINUED)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Unsecured bridge facility with a group of banks, interest
  only payable monthly at LIBOR + 1.75% (7.89% effective
  rate at December 31, 2000), due in 2001...................     150,000           --
Unsecured subordinated notes to Australian investors,
  interest payable semi-annually at LIBOR + 2.32% (8.37%
  effective rate at December 31, 2000), due in equal
  installments in 2001, 2002 and 2003.......................     301,088      301,088
Collateralized note payable, interest only payable monthly
  at LIBOR + 0.53% (6.02% effective rate at December 31,
  2000) due in 2001.........................................     754,100      754,100
Senior collateralized non-recourse notes, interest at 6.39%,
  principal and interest payable quarterly, due in 2004.....      11,037       14,001
Senior collateralized non-recourse notes bearing interest at
  7.33%, interest only payable quarterly until 2004,
  principal and interest payable quarterly thereafter, due
  in 2014...................................................      55,167       55,167
Collateralized commercial mortgage notes due in 2004,
  interest only payable monthly at 6.78%....................      75,000       75,000
Collateralized non-recourse note payable to an insurance
  company, effective interest at 7.00%, principal and
  interest payable monthly, due in 2018.....................      18,051       18,556
Collateralized non-recourse note payable to an insurance
  company, effective interest at 7.00%, principal and
  interest payable monthly, due in 2006.....................      21,983       22,532
Collateralized non-recourse note payable to an insurance
  company, effective interest at 7.00%, principal and
  interest payable monthly, due in 2022.....................      71,025       72,399
Collateralized non-recourse note payable to an insurance
  company, effective interest at 7.00%, principal and
  interest payable monthly, due in 2002.....................      57,337       59,518
Collateralized non-recourse note payable to an insurance
  company, effective interest at 7.77%, principal and
  interest payable monthly, due in 2002.....................      43,307       43,714
Collateralized non-recourse notes payable to an insurance
  company, effective interest at 7.00%, principal and
  interest payable monthly, due in 2004.....................      59,430       61,518
Collateralized non-recourse notes payable to insurance
  companies, interest at 7.72%, principal and interest
  payable monthly, due in 2010..............................     157,352      158,773
Collateralized commercial mortgage notes due in 2009, (8.31%
  effective interest rate at December 31, 2000), principal
  and interest payable monthly..............................     374,493      377,000
Collateralized non-recourse term loan, interest at 7.45%,
  principle and interest payable monthly, due in 2011.......      98,500           --
Collateralized term loan, interest only payable monthly at
  LIBOR + 1.50%,
  the note was repaid and retired in December 2000..........          --       64,000
Collateralized construction loan with a maximum commitment
  of $37,500, interest only payable monthly at LIBOR +1.75%,
  the note was repaid and retired in December 2000..........          --       32,311
Collateralized non-recourse term loan, interest only payable at LIBOR +1.55% (7.66% effective rate at December 31,
  2000), due in 2003........................................      57,000           --

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

8. NOTES PAYABLE: (CONTINUED)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Collateralized non-recourse term loan, interest only payable at LIBOR +1.55% (7.69% effective rate at December 31,
  2000), due in 2003........................................      40,000           --
Collateralized construction loan with a maximum commitment
  of $54,000, interest only payable at LIBOR +1.80% (7.93%
  effective rate at December 31, 2000), due in 2003.........       8,308           --
Collateralized non-recourse term loan with a maximum
  commitment of $37,500, interest only payable monthly at
  LIBOR +1.45% (7.58% effective rate at December 31, 2000),
  due in 2001...............................................      37,500           --
Collateralized construction loan with a maximum commitment
  of $55,500, interest only payable at LIBOR +1.75% (7.95%
  effective rate at December 31, 2000), due in 2002.........      17,652           --
Collateralized non-recourse note payable to an insurance
  company, interest at an effective rate of 7.15%, the note
  was repaid and retired in May 2000........................          --      131,694
                                                              ----------   ----------
                                                              $2,641,330   $2,392,137
                                                              ==========   ==========

    On December 14, 2000, the Company obtained a mortgage loan on Westfield Shoppingtown Meriden totaling $98,500. The proceeds were used to retire existing mortgage debt. The interest on the new debt, which matures in January 2011, is fixed at 7.45%.

    On November 15, 2000, the Company obtained a construction loan to finance the Westfield Shoppingtown West County redevelopment. The facility's maximum commitment is $170,000 and interest is at LIBOR + 2.00%. No amounts were outstanding at December 31, 2000.

    On October 6, 2000, the Company refinanced Westfield Shoppingtown Vancouver. Proceeds from the loan were used to acquire an additional 49.5% interest in the property and retire the existing $30,600 secured loan. The new mortgage is a three-year facility with interest at LIBOR + 1.55%.

    In September 2000, the Company obtained a secured loan totaling $94,000 of which $40,000 was used to pay down the Company's secured line of credit and $54,000 was made available to fund the redevelopment at South County. At December 31, 2000, $45,692 was available under the construction financing.

    In August 2000, the Company obtained an unsecured borrowing totaling $150,000 with interest at LIBOR +1.75%, the proceeds of which were used to pay down the secured line of credit.

    In June 2000, the Company refinanced secured debt totaling $32,097 with a new two year $93,000 commercial loan secured by Westfield Shoppingtown Independence, an unconsolidated real estate affiliate prior to January 1, 2000. The proceeds were used to retire the first mortgage, with the remaining amount being made available to fund the redevelopment on the property. At December 31, 2000, there was $37,848 available under the construction financing.

    In May 2000, the Company refinanced the mortgage debt on Westfield Shoppingtown Trumbull totaling $130,500 through the Company's secured credit facility.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

8. NOTES PAYABLE: (CONTINUED)
    In December 1999, the Company obtained a secured line of credit from a group of banks with total availability of $450,000 of which $217,000 is undrawn at December 31, 2000. Additionally, in December 1999 the Company closed a mortgage transaction totaling $377,000 collateralized by certain properties owned by the Company. The proceeds from these loans were used to retire the Company's unsecured corporate credit facility and to provide working capital.

    In September 1999, the Company obtained a new ten-year $159,000 commercial loan secured by Westfield Shoppingtown Montgomery. The proceeds were used to retire first mortgages on South County and West County.

    In May 1999, the Company obtained a secured loan totaling $101,500 of which $64,000 was used to pay down the Company's unsecured corporate credit facility and $37,500 was made available to fund the redevelopment at Meriden.

    In June 1998, the Company issued $301,088 of unsecured subordinated notes ("Capital Notes") to Australian investors, repayable in three equal installments due in June 2001, 2002 and 2003. The Capital Notes, which are listed on the Australian Stock Exchange, are denominated in Australian dollars. In conjunction with the issuance of the Capital Notes, the Company entered into interest rate swap and foreign currency hedge agreements which effectively fixed the interest and principal payments due to holders of the Capital Notes in U.S. dollars and fixed the interest rate at 8.38%. The Capital Notes are recorded on the balance sheet at the fixed exchange value of $301,088. The unrealized loss on the interest rate swap was approximately $1,603 at December 31, 2000 as compared to an unrealized gain of $2,613 at December 31, 1999. The Capital Notes have not been, and will not be, registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

    The mortgage debt secured by North County Fair also requires the Company to pay contingent interest equal to 30% of the excess of gross rental receipts over a stipulated minimum. During the years ended December 31, 2000, 1999 and 1998, contingent interest totaled $1,400, $1,283 and $668, respectively.

    Interest costs capitalized for the years ended December 31, 2000, 1999 and 1998, were $4,929, $2,315 and $1,558, respectively.

    Certain notes payable agreements provide for restrictive covenants relating to the maintenance of specified financial performance ratios such as minimum net worth, debt service coverage ratio, loan to value, ownership percentages and restrictions on future distribution payments. As of December 31, 2000, the Company was in compliance with these covenants.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

8. NOTES PAYABLE: (CONTINUED)
    The annual maturities of notes payable and the revolving credit facility as of December 31, 2000, are as follows:


2001........................................................  $1,020,430
2002........................................................     500,631
2003........................................................     220,990
2004........................................................     140,842
2005........................................................      14,778
Thereafter..................................................     743,659
                                                              ----------
                                                              $2,641,330
                                                              ==========

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

                                         NOTIONAL AMOUNT   RANGE OF FIXED RATES   RANGE OF MATURITY DATES
                                         ---------------   --------------------   -----------------------
Current swaps where the Company is a
  receiver of LIBOR....................     $1,477,000         5.84% to 7.09%       6/30/01 to 12/11/08
Deferred swaps where the Company is a
  receiver of LIBOR....................     $1,025,000         5.99% to 6.90%        6/11/05 to 4/01/08

    The net unrealized loss on the interest rate swap contracts was approximately $37,040 at December 31, 2000.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

10. CAPITAL STOCK:

    At December 31, 2000 and 1999, the total number of shares authorized, issued and outstanding were as follows:

                                                  DECEMBER 31, 2000           DECEMBER 31, 1999
                                              -------------------------   -------------------------
                                               NUMBER OF     NUMBER OF     NUMBER OF     NUMBER OF
                                                SHARES        SHARES        SHARES        SHARES
                                              AUTHORIZED    OUTSTANDING   AUTHORIZED    OUTSTANDING
                                              -----------   -----------   -----------   -----------
Common stock, $0.01 par value...............  200,000,000   73,354,863    200,000,000   73,346,541
Excess stock, $0.01 par value...............  205,000,000           --    205,000,000           --
Non-voting senior preferred stock, $1.00 par
  value.....................................          200           --            200           --
Preferred stock, $1.00 par value of the
  following designations:
Cumulative redeemable preferred stock:
  Series A..................................      940,000      940,000        940,000      940,000
  Series B..................................      400,000      270,000        400,000      270,000
Cumulative convertible redeemable
  preferred stock:
  Series C..................................      416,667      416,667        416,667      416,667
  Series C-1................................      138,889      138,889        138,889      138,889
  Series C-2................................      138,889      138,889        138,889      138,889
  Series D..................................      694,445      694,445        694,445      694,445
  Series D-1................................      138,889      138,889        138,889      138,889
  Series E..................................      477,778      477,778        477,778      477,778
Non-Designated..............................    1,654,443           --      1,654,443           --

    Each director who is not an officer of the Company or an employee of WHL is entitled to annual compensation equal to $20 in cash and $20 in common stock. The number of shares issued is based on the share price of the Company's common stock on the anniversary of the director's appointment. During 2000, the Company issued 8,322 shares of common stock to directors.

SENIOR PREFERRED STOCK:

    Prior to redemption, holders of the Company's non-voting senior preferred stock were entitled to receive, when declared, cash dividends at an annual rate of $35 per share, payable quarterly. In February, 1999, the Company redeemed the senior preferred stock at $550 per share, plus unpaid accrued dividends totaling $16 per share.

SERIES A AND B PREFERRED STOCK:

    Westfield America Trust, ("WAT") an Australian public company and an affiliate of the Company, is the current holder of the Company's Series A and B preferred stock and is entitled to receive, when declared, cumulative cash dividends equal to the greater of $8.50 per annum per share or an amount currently equal to 6.2461, for Series A preferred stock, or 6.6667 for Series B preferred stock, times the dollar amount of dividends declared on the Company's common stock. The Company has an option to redeem the Series A and Series B preferred stock anytime after July 2003 and May 2004, respectively, at a redemption price of $100 per share, which is equal to the liquidation preference.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

10. CAPITAL STOCK: (CONTINUED)

    Concurrently with the issuance of the Series A preferred stock in 1996 and the Series B preferred stock in 1997, the Company issued warrants (the "1996 Warrants" and "1997 Warrants," respectively) to WAT, to purchase the Company's common stock. The 1996 Warrants, which expire in July 2016, entitle WAT to purchase 6,246,096 shares of the Company's common stock at an exercise price of $16.01 per share. The 1997 Warrants, which expire in May 2017, entitle WAT to purchase 2,089,552 shares of the Company's common stock at an exercise price of $15.00 per share. WAT can, with the Company's consent at such time surrender the Series A and B preferred stock as consideration for the exercise of the 1996 and 1997 Warrants.

SERIES C AND D PREFERRED STOCK:

    The Series C, C-1, C-2, D and D-1 cumulative convertible redeemable preferred stock (collectively the "Series C and D Preferred Stock") are separate designations of preferred stock with similar terms. Holders of the Series C and D Preferred Stock are entitled to receive, when declared, cumulative cash dividends equal to the greater of $15.30 per annum per share or an amount equal to 10.0 times the dollar amount per share declared on the Company's common stock during the period. At any time, holders of the Company's Series C and D Preferred Stock have the right to convert all, or any portion, of their shares into 10 shares of common stock for each share of Series C and D Preferred Stock. The Company has the option to redeem the Series C and D Preferred Stock anytime on or after August 2008, at a redemption price of $180 per share, which is equal to the liquidation preference. The holders of the Company's Series C and D Preferred Stock have the right to require the Company to redeem the Series C and D Preferred Stock if 1) there is a change in control, as defined, or 2) after August 2008, the market price of the Company's common stock is less than $18.00 per share. The original holders of the Series C and D Preferred Stock have the right to require the Company to redeem the Series C and D Preferred Stock if the Company ceases to qualify as a REIT for federal tax purposes.

SERIES E PREFERRED STOCK:

    In August 1999, the Company issued 477,778 shares of Series E cumulative convertible preferred stock (the "Series E Preferred Stock") to WAT for $86,000 under terms similar to the Series C and D Preferred Stock. The holder of the Series E Preferred Stock has substantially the same dividend, liquidation, and voting rights as the holders of Series C and D Preferred Stock. In addition, the holder of the Series E Preferred Stock has the same redemption rights as the holders of Series C and D Preferred Stock, except that the Company can not redeem, nor can the holder require the Company to redeem, the Series E Preferred Stock until August 2009. The original holder of the Series E Preferred Stock has the right to require the Company to redeem the Series E Preferred Stock if the Company ceases to qualify as a REIT for federal tax purposes. The Series E Preferred Stock has the same conversion rights as the Series C and D Preferred Stock.

    Holders of preferred stock are entitled to dividends before dividends are distributed to common stockholders. In general, preferred stockholders do not have voting rights. In special circumstances, such as non-payment of preferred stock dividends, preferred stockholders are granted certain voting rights such as the right to elect additional directors to the board of directors. Once all dividends in

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

10. CAPITAL STOCK: (CONTINUED)
arrears are restored and paid in full, the directors elected by the preferred shareholders will cease to be directors and the number of directors on the board will be reduced accordingly.

COMMON STOCK:

    The holders of the Company's common stock vote together as a class on all matters and are entitled to receive distributions declared after payment of dividends on preferred stock. A distribution was declared on December 19, 2000 to stockholders of record on December 31, 2000 of $27,141, including $0.37 per common share, for the quarter ended December 31, 2000 and was paid on January 31, 2001. The Company declared distributions of $1.48, $1.45 and $1.42 per common share for the years ended December 31, 2000, 1999 and 1998, respectively.

    In May 1998, the Company entered into a stock subscription agreement ("1998 Subscription Agreement") with WAT. Under the 1998 Subscription Agreement, the Company has the right to sell, and WAT has the obligation to purchase, up to A$465,000 (approximately US $257,982 at December 31, 2000) of the Company's common stock in three equal installments at a 5% discount to the then prevailing market price of the Company's common stock at June 2001, 2002 and 2003. In lieu of issuing common stock at each installment date, the Company has the option to pay the 5% discount in cash or common stock.

OPERATING PARTNERSHIP UNITS:

    As consideration for the 50% partnership interest in GSP in June 2000, the Operating Partnership issued 52,483 Series F Partnership Preferred Units. Under certain circumstances, the holders of Series F Partnership Preferred Units may exchange their units for cash, or, at the discretion of the Company, an equivalent number of shares of Series F Preferred Stock. Each Series F Partnership Preferred Unit has a liquidation preference of $1,000, plus all accrued and unpaid distributions, and the holder of a Series F Partnership Preferred Unit is entitled to receive from the Operating Partnership annual distributions equal to the greater of $85.00 per share or 51.4933 multiplied by the dividend per share declared per common share. The Operating Partnership has the option to redeem the Series F Partnership Preferred Units any time after June 2020 at a redemption price of $1,000 per unit, which is equal to the liquidation preference.

    Under certain circumstances investors in the Operating Partnership may exchange their Investor Unit Rights for cash or, at the discretion of the Company, shares of the Company's common stock. Holders of Investor Unit Rights are entitled to receive from the Operating Partnership, when declared, distributions per Investor Unit Right equal to the distribution per share paid to holders of the Company's common stock. At December 31, 2000 and 1999, there were 2,164,235 Investor Unit Rights outstanding.

    Additionally in 1998 and 1999, the Company acquired partnership interests in Westfield Shoppingtown Independence. The acquisition price consisted of cash and partnership units in affiliated partnerships (the "Independence Partnership Units"). Under certain circumstances, the holders of partnership units may exchange their units for cash or, at the discretion of the Company, common stock. In addition, the holders of partnership units in Independence Mall have the right to exchange

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

10. CAPITAL STOCK: (CONTINUED)
their partnership units for Investor Unit Rights in the Operating Partnership. At December 31, 2000 and 1999, there were 911,185 partnership units outstanding.

WARRANT

    In June 2000, the Company issued a warrant ("2000 Warrant") to WAT, an Australian public company and an affiliate of the Company, to purchase the Company's common stock. The 2000 Warrant, which expires in June 2025, entitles WAT to purchase up to 2,840,000 shares of the Company's common stock at an exercise price of $19.42 per share. WAT can, with the Company's consent at such time, surrender any Series F Preferred Stock owned by WAT as consideration for the exercise of the 2000 warrants.

EARNINGS PER SHARE

    The following is a summary of the elements used in calculating basic and diluted earnings per share ("EPS"):

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Net income before cumulative change in accounting
  principle...........................................  $    58,777   $    54,299   $   106,188
Cumulative effect of change in accounting principle...       (2,021)           --            --
                                                        -----------   -----------   -----------
Net income............................................       56,756        54,299       106,188
Less: preferred stock dividends.......................      (42,040)      (37,260)      (17,619)
                                                        -----------   -----------   -----------
Net income for basic EPS..............................       14,716        17,039        88,569
Add: net income allocable to investor unit rights.....          278           300            --
                                                        -----------   -----------   -----------
Net income for diluted EPS............................  $    14,994   $    17,339   $    88,569
                                                        ===========   ===========   ===========
Weighted average common shares outstanding
  (denominator for basic EPS).........................   73,351,251    73,342,852    73,334,315
Diluted equivalent common shares:
  1996, 1997 and 2000 Warrants........................           --            --        71,240
  1998 Subscription Agreement.........................      974,032     1,111,435       495,024
  Investor Unit Rights................................    2,164,235     2,164,235            --
                                                        -----------   -----------   -----------
Weighted average common shares and common share
  equivalents outstanding (denominator for diluted
  EPS)................................................   76,489,518    76,618,522    73,900,579
                                                        ===========   ===========   ===========

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

10. CAPITAL STOCK: (CONTINUED)

                                                                    FOR THE YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
EPS-BASIC:
  Income before cumulative effect of change in accounting
    principle principle.....................................   $ 0.23     $0.23      $1.21
  Cumulative effect of change in accounting principle.......    (0.03)       --         --
                                                               ------     -----      -----
Net income per share available to common shareholders.......   $ 0.20     $0.23      $1.21
                                                               ======     =====      =====
EPS-DILUTED:
  Income before cumulative effect of change in accounting
    principle principle.....................................   $ 0.22     $0.23      $1.20
  Cumulative effect of change in accounting principle.......    (0.02)       --         --
                                                               ------     -----      -----
Net income per share available to common shareholders.......   $ 0.20     $0.23      $1.20
                                                               ======     =====      =====

    The Company's preferred shares, Partnership Preferred Units and Independence Partnership Units were not included in the earnings per share calculation as their effect is antidilutive.

11. NON CASH INVESTING AND FINANCING INFORMATION:

    During the year ended December 31, 2000 the Company's purchase of a 50% managing interest in GSP in June 2000 included the assumption of the Garden State Plaza participating loan of $145,000 and the issuance of the Series F Preferred Partnership Units valued at $52,483, which resulted in a non-cash addition to investments in unconsolidated real estate affiliates of $197,483.

    On October 6, 2000 the Company acquired a controlling interest in Westfield Shoppingtown Vancouver and consolidated its operations as of that date. The Company's 50% interest in the condensed assets and liabilities at October 6, 2000 was as follows:

Net investment in real estate...............................  $ 28,336
Cash and cash equivalents...................................       561
Accounts receivable.........................................     1,065
Deferred expenses and other assets, net.....................       491
Notes payable...............................................   (30,612)
Accounts payable and accrued liabilities....................    (1,204)
Minority/other partners' interest...........................     5,338
                                                              --------
The Company's investment in Vancouver.......................  $  3,975
                                                              ========

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

11. NON CASH INVESTING AND FINANCING INFORMATION: (CONTINUED)
    Westfield Shoppingtown Independence was accounted for under the equity method during 1999 and has been consolidated beginning in 2000. The Company's 85% interest in the condensed assets and liabilities of Independence at January 1, 2000 was as follows:

Net investment in real estate...............................  $ 61,326
Cash and cash equivalents...................................     1,270
Accounts receivable.........................................       630
Deferred expenses and other assets, net.....................       231
Notes payable...............................................   (32,322)
Accounts payable and accrued liabilities....................      (855)
Minority/other partners' interest...........................   (20,497)
                                                              --------
The Company's investment in Independence....................  $  9,783
                                                              ========

    During the year ended December 31, 1999, the Company recorded a decrease in minority interest totaling $5,213 as a result of the effective acquisition of a 32% interest in Wheaton Plaza for Investor Unit Rights in January 1999.

    In June 1999, the Company completed a joint venture transaction (the "Joint Venture") with JP Morgan Investment Management, Inc., acting for a group of pension trusts ("JP Morgan"), which effectively transferred a 50% interest in UTC and Valley Fair to JP Morgan for approximately $246,000 including the assumption of debt totaling approximately $120,000.

    Prior to the formation of the joint venture with JP Morgan in June 1999, UTC was included in the Company's consolidated accounts. After the Company transferred a 50% interest in UTC to JP Morgan in conjunction with the Joint Venture transaction, the Company began accounting for UTC under the equity method. The Company's 50% interest in the fixed assets and liabilities of UTC in June 1999 were as follows:

Land........................................................  $  9,540
Building and improvements...................................   177,925
Less accumulated depreciation...............................    (4,180)
                                                              --------
  Net investment in real estate.............................   183,285
Note payable................................................   (80,269)
                                                              --------
Net investment in UTC.......................................   103,016
Cash proceeds from JP Morgan................................   (50,865)
                                                              --------
Non-cash addition to investments in unconsolidated real
  estate affiliates.........................................  $ 52,151
                                                              ========

    During 2000, 1999 and 1998, construction in progress totaling $84,179, $50,301, and $36,570, was placed into service, respectively.

12. INCOME TAXES:

    Effective February 12, 1994, the Company elected to be treated as a REIT for income tax purposes. As a REIT, the Company will not incur significant Federal income taxes provided it continues to satisfy the various REIT Code requirements, does not dispose of certain properties and continues to

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

12. INCOME TAXES: (CONTINUED)
distribute all of its REIT taxable income. On a per share basis, taxable cash distributions (unaudited) representing ordinary income to shareholders for the years ending December 31, 2000, 1999, and 1998 were $0.58, $1.29, and $1.64, respectively. The excess of distributions paid (for tax purposes) over the taxable portion of the distribution, if any, represents a non-taxable return of capital to the Company's shareholders.

13. RELATED PARTIES:

    The Manager entered into an agreement with the Company to manage and lease the properties in the Company's portfolio beginning January 1, 1995. In consideration for providing these management services, the Manager is reimbursed certain recoverable property operating costs including mall related payroll and is entitled to receive gross fees of 5% of minimum and percentage rents received by the Company. Property management fees totaling $9,512, $10,218, and $6,264, net of capitalized leasing fees of $8,618, $7,164, and $4,605 were expensed by the Company for the years ended December 31, 2000, 1999 and 1998, respectively. Included in accounts payable and accrued expenses at December 31, 2000 and 1999, are management fees payable to the Manager totaling $1,692 and $1,461, respectively.

    In addition to the management fees, the Manager was reimbursed for recoverable operating costs including mall related payroll costs totaling $22,866, $21,351 and $17,543 for the years ended December 31, 2000, 1999 and
1998, respectively.

    The Company entered into a Master Development Framework Agreement with the Developer under which the Company granted the Developer the exclusive right to carry out expansion, redevelopment and related works on the Company's wholly owned shopping centers and to endeavor to have the Developer be appointed by the relevant partner to carry out similar activities for jointly owned real estate affiliates. During 2000, 1999 and 1998, the Company reimbursed the Developer $104,601, $95,093, and $51,224, respectively, for expansion, redevelopment and related work. In addition, for the years ended December 31, 2000, 1999 and 1998, unconsolidated partnerships of the Company reimbursed the Developer $28,841, $43,870 and $3,974 respectively, for such work.

    In July 1996, the Company engaged the Advisor to provide a variety of asset management and investment services subject to supervision of the Company. The Advisor is entitled to an annual fee equal to 25% of the annual Funds from Operations ("FFO"), as defined, in excess of the Advisory FFO Amount ($157,692 at December 31, 2000), but not to exceed 55 basis points of the Net Equity Value (as defined) of the Company's assets. The Advisory FFO amount is increased whenever the Company issues additional equity. The advisory fee was $11,273, $9,788 and $6,140 for the years ended December 31, 2000, 1999 and 1998, respectively.

    Included in interest and other income for the year ended December 31, 2000, 1999 and 1998, is interest income earned on the Garden State Plaza Loan totaling $6,646, $15,950, and $14,745, respectively.

14. FINANCIAL INSTRUMENTS:

    The estimated fair value of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

14. FINANCIAL INSTRUMENTS: (CONTINUED)
that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    The fair value estimates presented below are based on pertinent information available to management as of December 31, 2000 and 1999. Management is not aware of any factors that would significantly affect the estimated fair value amount. As of December 31, 2000, future estimates of fair value and the amount that may be paid for or realized in the future may differ significantly from the amounts presented below.

                                                   DECEMBER 31, 2000         DECEMBER 31, 1999
                                                -----------------------   -----------------------
                                                 CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                  AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                ----------   ----------   ----------   ----------
Assets:
  Participating loan to an affiliate..........  $       --   $       --   $  145,000   $  145,000
  Direct financing leases receivable..........      78,480       73,566       80,927       70,731
  Cash & cash equivalents.....................      24,885       24,885       17,094       17,094
  Restricted cash.............................      19,073       19,073       29,358       29,358
  Accounts and notes receivable...............      45,733       45,733       47,632       47,632
Liabilities:
  Notes payable...............................   2,641,330    2,682,299    2,392,137    2,367,465
  Accounts payable and accrued expenses.......     116,039      116,039      119,680      119,680

    Financial Assets that are exposed to credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable, and direct financing lease receivables. Cash and cash equivalents and restricted cash, which consist of short-term investments are only invested in entities with an investment grade rating. Accounts receivable are composed of a large number of individual tenants with no one tenant contributing a significant portion of the total balance. Direct financing lease receivables are derived from properties that management believes are valued in excess of the related receivable.

PARTICIPATING LOAN TO AFFILIATES, CASH, RESTRICTED CASH, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

    The carrying amounts of these items are a reasonable estimate of their fair value.

NOTES PAYABLE AND DIRECT FINANCING LEASES RECEIVABLE:

    The fair value of notes payable and direct financing leases receivable are based upon current market rates for financial instruments with similar terms.

15. COMMITMENTS AND CONTINGENCIES:

    The Company is currently involved in several development projects and had outstanding commitments totaling approximately $352,673 at December 31, 2000.

    The Redevelopment Agency of the City of West Covina ("Agency") issued $51,220 of special tax assessment municipal bonds ("Bonds") to finance land acquisition for expansion of the shopping center and additional site improvements. Special taxes levied against the property, together with incremental property tax, incremental sales tax, and park and ride revenues are used to pay the principal and interest on the Bonds and the administrative expense of the Agency. Principal and interest payments

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

15. COMMITMENTS AND CONTINGENCIES: (CONTINUED) will continue to 2022 in graduating amounts ranging from $2,030 to $5,289. The Company has the contingent obligation to satisfy any shortfall in annual debt service requirements after tenant recoveries.

    The Company and the Operating Partnership are guarantors under a construction loan with an outstanding balance of $32,479 at December 31, 2000 entered into by Valley Fair Mall LLC, an unconsolidated real estate affiliate of the Company, and are subject to certain restrictive covenants relating to the maintenance of specific performance ratios such as minimum net worth, debt service coverage ratio, and debt to equity ratio. As of December 31, 2000, the Company was in compliance with these covenants.

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

    Except as otherwise set forth below, the Company currently is neither subject to any other material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

    As a result of the Offer (as defined in Note 18), the Company, its directors, WAT and WHL have been named as defendants in several substantially similar class action lawsuits filed in California State and federal courts and in Missouri federal court during February and March 2001. The plaintiffs purport to represent a class of the minority shareholders whose stock in the Company will be purchased for $16.25 in cash per share in connection with the proposed acquisition by WAT of the shares of common stock of the Company not held by WAT and WHL. While the allegations contained in each complaint are not identical, the complaints generally assert that the $16.25 per share price to be paid to the minority shareholders is inadequate and does not reflect the value of the assets and future prospects of the Company. The complaints also generally allege that the director defendants engaged in self-dealing without regard to conflicts of interest and that they breached their fiduciary duties in approving the merger agreement. The complaints seek remedies including unspecified monetary damages, attorneys' fees and injunctive relief that would, if granted, prevent the completion of the merger. The plaintiffs in the Western District of Missouri filed an Amended Complaint on March 19, 2001 titled DAVID ROSENBERG V. WESTFIELD AMERICA, INC. ET. AL., Civil Action No. 01-0165-CV-W-3 (W.D. Mo.) in which they reallege claims substantially similar to those set forth in the complaints previously filed and add claims for: (i) violation of Secton 14(e) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 14e-3(a) promulgated thereunder; and (ii) a declaration as to the applicability of Missouri's Business Combination Statute to the transaction. The Company has moved to dismiss the actions filed in the Missouri federal court (which it plans to amend to take into account the new matters alleged in the amended complaint) and plans to file a similar motion either in the California State or federal actions, depending on which ultimately proceeds. See Note 18.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16. QUARTERLY FINANCIAL DATA (UNAUDITED):

    Summarized quarterly data for 2000 and 1999 is as follows:

                                            FIRST QUARTER                SECOND QUARTER                 THIRD QUARTER
                                     ---------------------------   ---------------------------   ---------------------------
                                     AS PREVIOUSLY                 AS PREVIOUSLY                 AS PREVIOUSLY
                                       REPORTED      AS RESTATED     REPORTED      AS RESTATED     REPORTED      AS RESTATED
                                     -------------   -----------   -------------   -----------   -------------   -----------
2000
Total revenues.....................    $126,738       $126,127       $130,868       $127,816       $134,645       $132,770
Net income before cumulative of
  change in accounting principle...    $ 15,123       $ 14,512       $ 15,416       $ 12,364       $ 13,305       $ 11,430
Cumulative effect of change in
  accounting principle.............                   $ (2,021)
                                       --------       --------       --------       --------       --------       --------
Net income.........................      15,123         12,491         15,416         12,364         13,305         11,430
Net income applicable to common
  shares...........................    $  4,613       $  4,002       $  4,906       $  1,854       $  2,795       $    920
Net income allocable to convertible
  partnership units................          65             65            101            101             31             31
Earnings per common shares:
  Basic............................    $   0.06       $   0.02       $   0.07       $   0.03       $   0.04       $   0.01
  Diluted..........................    $   0.06       $   0.02       $   0.07       $   0.03       $   0.04       $   0.02
Weighted average shares outstanding
  Basic............................      73,347         73,347         73,350         73,350         73,354         73,354
  Diluted..........................      76,637         76,637         76,574         76,574         76,461         76,461
1999
Total revenues.....................    $125,349       $     --       $127,222       $     --       $119,951       $     --
Net income.........................    $  9,001       $     --       $ 12,091       $     --       $ 13,556       $     --
Net income applicable to common
  shares...........................    $    376       $     --       $  3,466       $     --       $  3,997       $     --
Net income allocable to convertible
  partnership units................          --             --             --             --             --             --
Earnings per common shares:
  Basic............................    $   0.00       $     --       $   0.05       $     --       $   0.05       $     --
  Diluted..........................    $   0.00       $     --       $   0.05       $     --       $   0.05       $     --
Weighted average shares outstanding
  Basic............................      73,338             --         73,342             --         73,345             --
  Diluted..........................      74,326             --         74,382             --         74,413             --

                                      FOURTH
                                     QUARTER     TOTAL
                                     --------   --------

2000
Total revenues.....................  $146,540   $533,253
Net income before cumulative of
  change in accounting principle...  $ 20,471   $ 58,777
Cumulative effect of change in
  accounting principle.............             $ (2,021)
                                     --------   --------
Net income.........................    20,471     56,756
Net income applicable to common
  shares...........................  $  7,940   $ 14,716
Net income allocable to convertible
  partnership units................        81        278
Earnings per common shares:
  Basic............................  $   0.14   $   0.20
  Diluted..........................  $   0.13   $   0.20
Weighted average shares outstanding
  Basic............................    73,355     73,351
  Diluted..........................    76,526     76,490
1999
Total revenues.....................  $131,256   $503,778
Net income.........................  $ 19,651   $ 54,299
Net income applicable to common
  shares...........................  $  9,200   $ 17,039
Net income allocable to convertible
  partnership units................       300        300
Earnings per common shares:
  Basic............................  $   0.13   $   0.23
  Diluted..........................  $   0.12   $   0.23(1)
Weighted average shares outstanding
  Basic............................    73,347     73,343
  Diluted..........................    76,724     76,619

- ------------------------------

(1) Total earnings per share are calculated based on annual results, which differ from the summation of quarterly earnings per share.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

17. SCHEDULE OF REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2000:

                                                                                                            ACQUISITION DATE/
                                                BUILDINGS &      TOTAL       ACCUMULATED                      REDEVELOPMENT
WESTFIELD SHOPPING TOWN                LAND     IMPROVEMENTS    (2)(3)     DEPRECIATION(2)   ENCUMBRANCES         DATE
- -----------------------              --------   ------------   ---------   ---------------   ------------   -----------------
Annapolis..........................   48,359       203,591       251,950       (83,073)       $  143,420        1997/1999
Capital............................       --        59,196        59,196        (3,733)           30,025             1998
Connecticut Post...................   10,461       170,022       180,483       (16,278)               --(1)     1994/1999
Crestwood..........................   65,640        49,454       115,094        (3,499)           73,682        1998/1999
Downtown Plaza.....................    4,797       147,445       152,242        (8,379)           87,777             1998
Eagle Rock.........................    3,624        14,494        18,118        (6,653)           16,728             1994
Eastland...........................   16,609        38,009        54,618        (5,391)           40,793        1994/1997
Enfield............................    8,468        35,709        44,177       (11,071)           30,796        1994/1997
Erwin Office Building..............    2,210         1,400         3,610            (3)               --             2000
Fox Hills..........................   10,224        74,314        84,538        (4,538)           47,200             1998
Horton Plaza.......................      838       211,622       212,460       (11,938)          113,100             1998
Independence.......................    6,100        57,833        63,933        (3,766)           55,152             1998
Meriden............................   11,376       135,175       146,551       (35,008)           98,500        1997/1999
Mid Rivers.........................   10,816        82,145        92,961       (23,577)           56,990        1994/1999
Mission Valley.....................    1,773        87,362        89,135       (38,720)           75,000        1994/1997
Mission Valley West................      713        28,861        29,574        (1,562)               --        1994/1998
Montgomery.........................   32,979       169,508       202,487       (58,476)          157,352             1994
North County Fair..................       --       156,089       156,089       (24,482)           71,025             1998
Northwest Plaza....................   28,401        88,629       117,030        (7,472)           85,511             1997
Oakridge...........................       --        82,478        82,478        (4,720)           45,400             1998
Palm Desert........................   11,244        71,256        82,500        (2,653)               --(1)          1999
Parkway Plaza......................   17,225       150,918       168,143        (8,912)           83,300             1998
Plaza Bonita.......................   22,994        81,578       104,572       (34,224)           75,524             1994
Promenade..........................    4,583        30,172        34,755        (2,339)               --(1)          1998
Santa Anita........................   11,533       137,042       148,575        (9,771)           59,430             1998
Solano.............................    8,998        89,968        98,966        (5,093)           40,034             1998
South County.......................   13,259        37,295        50,554       (16,322)           48,308             1994
South Shore........................   29,910       154,919       184,829       (16,907)           85,775        1994/1997
Topanga............................   13,521       136,032       149,553       (24,776)          100,644             1998
Trumbull...........................   16,405       169,856       186,261       (20,558)               --(1)          1994
Vancouver..........................    5,286        80,655        85,941       (27,388)           57,000             2000
West County........................    6,456        22,648        29,104       (10,513)               --             1994
West Covina........................   18,922        87,169       106,091       (28,713)           83,152             1994
Westland...........................    5,162        13,239        18,401        (5,605)               --(1)     1994/1994
West Park..........................    2,633        26,535        29,168       (11,842)           29,420             1994
Wheaton Plaza......................   26,821        68,323        95,144        (7,305)               --(1)          1999
                                     -------     ---------     ---------      --------        ----------
                                     478,340     3,250,941     3,729,281      (585,260)       $1,891,038
                                     =======     =========     =========      ========        ==========


                                     DEPRECIABLE
WESTFIELD SHOPPING TOWN                 LIFE
- -----------------------              -----------
Annapolis..........................    3-20 yrs.
Capital............................      39 yrs.
Connecticut Post...................    3-40 yrs.
Crestwood..........................      39 yrs.
Downtown Plaza.....................      39 yrs.
Eagle Rock.........................  5-31.5 yrs.
Eastland...........................    5-30 yrs.
Enfield............................  3-31.5 yrs.
Erwin Office Building..............      40 yrs.
Fox Hills..........................      39 yrs.
Horton Plaza.......................      39 yrs.
Independence.......................      39 yrs.
Meriden............................    5-30 yrs.
Mid Rivers.........................    3-35 yrs.
Mission Valley.....................    3-50 yrs.
Mission Valley West................    3-50 yrs.
Montgomery.........................    5-20 yrs.
North County Fair..................      40 yrs.
Northwest Plaza....................      40 yrs.
Oakridge...........................      39 yrs.
Palm Desert........................      39 yrs.
Parkway Plaza......................      39 yrs.
Plaza Bonita.......................    3-39 yrs.
Promenade..........................      39 yrs.
Santa Anita........................      39 yrs.
Solano.............................      39 yrs.
South County.......................    5-40 yrs.
South Shore........................    3-40 yrs.
Topanga............................    3-50 yrs.
Trumbull...........................    3-40 yrs.
Vancouver..........................    3-50 yrs.
West County........................    3-20 yrs.
West Covina........................    3-20 yrs.
Westland...........................    3-50 yrs.
West Park..........................    3-15 yrs.
Wheaton Plaza......................    3-39 yrs.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

            (IN THOUSANDS EXCEPT SHARE, UNIT AND PER SHARE AMOUNTS)

17. SCHEDULE OF REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2000: (CONTINUED)

    (1) Properties securing the Company's secured corporate credit facility, which had an outstanding balance of $233,000 at December 31, 2000.

    (2) The following is a reconciliation of the real estate investment and related accumulated depreciation from January 1, 2000 to December 31, 2000.

        Real Estate:
          Balance at January 1, 2000................................  $3,444,804
          Additions.................................................     121,850
          Improvements..............................................     162,627
                                                                      ----------
          Balance at December 31, 2000..............................  $3,729,281
                                                                      ==========
        Accumulated Depreciation:
          Balance at January 1, 2000................................  $ (444,831)
          Depreciation Expense......................................    (140,429)
                                                                      ----------
          Balance at December 31, 2000..............................  $ (585,260)
                                                                      ==========

    (3) The aggregate cost for Federal income tax purposes is $3,070,114.

18. SUBSEQUENT EVENTS (UNAUDITED)

    On February 14, 2001, the Company signed a definitive agreement (the "Merger Agreement") with Westfield America Management Limited ("WAM"), the responsible entity and trustee of WAT for WAM to purchase all of the outstanding shares of common stock of the company not already owned by WAM or by other subsidiaries of WHL, for cash consideration of $16.25 per share. WAM is a wholly-owned subsidiary of WHL. The agreement provides that WAM will make a tender offer (the "Offer") for the outstanding shares of common stock of the Company not already owned by WAM or by other subsidiaries of WHL. Any shares of the Company's common stock (other than those owned by WAM or by other subsidiaries of WHL) not purchased in the Offer will be acquired by WAM in a second step cash merger (the "Merger") of a subsidiary of WAM with and into the Company for the same cash consideration of $16.25 per share, with the Company as the surviving corporation.

    On March 5, 2001, WAM commenced its Offer for the outstanding shares of common stock of the Company not already owned by WAM or by other subsidiaries of WHL. In accordance with the terms of the Merger Agreement, WAM has extended the expiration date of the Offer to April 6, 2001. The Offer was previously scheduled to expire on April 3, 2001. The Offer may be extended without the consent of the Company until June 4, 2001 if specified conditions to the Offer have not been satisfied. For additional information with respect to the Offer, see the Company's Solicitation/Recommendation Statement on Schedule 14d-9 filed with the Securities and Exchange Commission on March 5, 2001.

    In light of the pending Offer and Merger, the Company does not currently have a date scheduled for its annual meeting of shareholders to be held in 2001.

    Upon successful completion of the Merger, holders of the Company's Series C, C-1 and C-2 preferred stock will exchange such preferred stock for Series G preferred stock of the Company. Some of the terms of the Series G preferred stock will vary from those of the Series C, C-1 and C-2 preferred stock. In addition, upon closing of the Merger, certain terms of the Company's Series A, B, D, D-1, E and F preferred stock will be modified.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       WESTFIELD AMERICA, INC.

                                                       By:

                                                                        /s/ RICHARD GREEN
                                                            -----------------------------------------
                                                                          Richard Green
Date: April 2, 2001                                          DIRECTOR AND VICE CHAIRMAN OF OPERATIONS

                                                                        /s/ PETER S. LOWY
                                                            -----------------------------------------
                                                                          Peter S. Lowy
                                                             DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE
Date: April 2, 2001                                                          OFFICER

                                                                       /s/ MARK A. STEFANEK
                                                            -----------------------------------------
                                                                         Mark A. Stefanek
Date: April 2, 2001                                           CHIEF FINANCIAL OFFICER AND TREASURER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                          *
     -------------------------------------------       Director and Chairman of       April 2, 2001
                    Frank P. Lowy                        the Board

                /s/ RICHARD E. GREEN
     -------------------------------------------       Director and Vice Chairman     April 2, 2001
                  Richard E. Green                       of Operations

                  /s/ PETER S. LOWY
     -------------------------------------------       Director, President and        April 2, 2001
                    Peter S. Lowy                        Chief Executive Officer

                          *
     -------------------------------------------       Director                       April 2, 2001
                    Roy L. Furman

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                          *
     -------------------------------------------       Director                       April 2, 2001
                   Steven M. Lowy

                          *
     -------------------------------------------       Director                       April 2, 2001
                   Herman Huizinga

                          *
     -------------------------------------------       Director                       April 2, 2001
                   Bernard Marcus

                          *
     -------------------------------------------       Director                       April 2, 2001
                Larry A. Silverstein

                          *
     -------------------------------------------       Director                       April 2, 2001
               Francis T. Vincent, Jr.

*By:                     /s/ IRV HEPNER
             --------------------------------------
                           Irv Hepner                                                       April 2, 2001
                        ATTORNEY-IN-FACT

                                 EXHIBIT INDEX

3.  The following exhibits are included in this report:

EXHIBIT
NUMBER                                           DESCRIPTION*
- -------                  ------------------------------------------------------------
2.1                      Agreement for Purchase and Sale of Partnership Interest and
                         Real Property, dated as of June 4, 1997, between RREEF USA
                         Fund III/Annapolis, Inc. and Westfield America, Inc. of
                         Annapolis (Exhibit 2.1(1)).

2.2                      Asset Purchase Agreement, dated as of April 6, 1998, between
                         TrizecHahn Centers, Inc. ("TrizecHahn"), and The Rouse
                         Company and Westfield America, Inc (the "Company")
                         (Exhibit 10.1(2)).

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

2.12                     Amendment No. 10 to Asset Purchase Agreement, dated as of
                         December 9, 1998, between TrizecHahn, and The Rouse Company and the Company (Exhibit 10.9(7)).

2.13                     Agreement and Plan of Merger, dated as of October 6, 2000, between Vancouver Mall and Vancouver Mall II Limited
                         Partnership (Exhibit 2.1(8)).

2.14                     Limited Partnership Agreement for Vancouver Mall II Limited
                         Partnership, dated as of October 6, 2000, by and between
                         Vancouver Mall LLC and Vancouver Associates
                         (Exhibit 2.2(8)).

2.15                     Assignment and Assumption of Partnership Interest, dated as of October 6, 2000, by and among Vancouver Associates and
                         Vancouver Mall LLC (Exhibit 2.3(8)).

3.1                      Restated Articles of Incorporation of the Company
                         (Exhibit 4.1(9)).

3.2 Second Amended and Restated By-Laws of the Company, as amended.

10.1                     Pledge and Security Agreement, together with the Promissory
                         Note attached thereto, dated as of May 21, 1997, among
                         Westland Realty, Inc., Westfield Partners, Inc., Westland
                         Management, Inc. and the Company (Exhibit 10.1(10)).

EXHIBIT
NUMBER                                           DESCRIPTION*
- -------                  ------------------------------------------------------------
10.2                     WHL Option Deed, dated May 21, 1997, between Westfield
                         Holdings Limited ("WHL") and the Company
                         (Exhibit 10.2(10)).

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

10.15                    Amended and Restated Assignments of Management Agreements,
                         dated May 21, 1997, between the Company and CMC (including a schedule of substantially identical agreements)
                         (Exhibit 10.15(10)).

10.16                    Amended and Restated Subcontract of Management Rights, dated
                         May 21, 1997, between the Company and CMC (including a
                         schedule of substantially identical agreements)
                         (Exhibit 10.16(10)).

10.17 Garden State Plaza Option Agreement, dated July 1, 1996, between the Company and Westfield Capital Corporation
                         Finance Pty Limited (Exhibit 10.21(11)).

10.18                    Assignment and Assumption Agreement by and between WMC and
                         WCI, dated January 1, 2000 (including a schedule of
                         substantially identical agreements).

10.19                    First Amendment to Garden State Plaza Option Agreement,
                         dated as of May 21, 1997 between the Company and Westfield
                         Capital Corporation Finance Pty Limited
                         (Exhibit 10.18(10)).

10.20 Trade Name License Agreement, dated July 1, 1996, between the Company and WCI (Exhibit 10.23(11)).

EXHIBIT
NUMBER                                           DESCRIPTION*
- -------                  ------------------------------------------------------------
10.21                    First Amendment to Trade Name License Agreement, dated as of
                         May 21, 1997, between WCI and the Company
                         (Exhibit 10.20(10)).

10.22                    Registration Rights Agreement, dated May 21, 1997, between the Company and WHL (Exhibit 10.21(10)).

10.23                    First Amendment to the Registration Rights Agreement, dated
                         June 1, 2000, between the Company and WHL.

10.24                    Investors Agreement dated May 21, 1997, among the Company,
                         WHL, the WAT Trustee and WAM, WCI and WAI
                         (Exhibit 10.22(10)).

10.25                    Non-Competition Agreement, dated as of May 21, 1997, among the Company, Frank P. Lowy, David H. Lowy, Peter S. Lowy and
                         Steven M. Lowy (Exhibit 10.23(10)).

10.26                    Subscription Agreement, dated as of May 21, 1997, among WAM, the WAT Trustee, ABP, and the Company (Exhibit 10.24(10)).

10.27                    Side Letter dated as of May 21, 1997, by WHL
                         (Exhibit 10.25(10)).

10.28                    Credit Agreement, dated as of May 30, 1997, among the
                         Company, Commonwealth Bank of Australia, Australia and
                         New Zealand Banking Group Limited, Union Bank of Switzerland
                         and National Australia Bank Limited (Exhibit 10.1(12)).

10.29                    Credit Agreement Amendment, dated as of January 15, 1998,
                         among the Company, Commonwealth Bank of Australia and
                         Australia and New Zealand Banking Group Limited, and Union
                         Bank of Switzerland, New York Branch, and National Australia
                         Bank Limited, New York Branch (Exhibit 10.1(13)).

10.30                    Second Credit Agreement Amendment, dated as of August 12,
                         1998, among the Company, Common Wealth Bank of Australia and
                         Australia and New Zealand Banking Group Limited, UBS AG,
                         New York Branch and National Australia Bank Limited,
                         New York Branch (Exhibit 10(14)).

10.31                    Secured Revolving Credit Agreement, dated as of
                         December 15, 1999, among Westfield America Limited
                         Partnership (the "Operating Partnership"), National
                         Australia Bank Limited, New York Branch, Commonwealth Bank
                         of Australia, Australia and New Zealand Banking Group
                         Limited and UBS,AG (Exhibit 10.28(15)).

10.32                    Deed of Trust, Assignment of Leases and Rent and Security
                         Agreement with Fixture Filing, dated as of December 15,
                         1999, from Promenade LLC to Chicago Title Company for the
                         benefit of National Australia Bank Limited, New York Branch,
                         Commonwealth Bank of Australia, Australia and New Zealand
                         Banking Group Limited and UBS, AG (Exhibit 10.29(15)).

10.33                    Unsecured Indemnity Agreement, dated as of December 15,
                         1999, by the Operating Partnership, the Company and
                         Promenade LLC in favor of National Australia Bank Limited,
                         New York Branch, Commonwealth Bank of Australia, Australia
                         and New Zealand Banking Group Limited and UBS, AG
                         (Exhibit 10.30(15)).

10.34                    Loan Agreement, dated as of December 9, 1999 between
                         Downtown Plaza LLC, Eastland Shopping Center LLC, Westland
                         South Shore Mall L.P. and UBS Principal Finance LLC
                         (Exhibit 10.31(15)).

EXHIBIT
NUMBER                                           DESCRIPTION*
- -------                  ------------------------------------------------------------
10.35                    Loan Agreement, dated as of December 9, 1999, between
                         Annapolis Shoppingtown LLC, Annapolis Mall Limited
                         Partnership Annapolis Land LLC and UBS Principal
                         Finance LLC (Exhibit 10.32(15)).

10.36                    Loan Agreement, dated as of December 9, 1999, between Eagle
                         Rock Plaza LLC and UBS Principal Finance LLC
                         (Exhibit 10.33(15)).

10.37 Stock Subscription Agreement, dated as of May 29, 1998, between the Company, the WAT Trustee and WAM
                         (Exhibit 10.28(10)).

10.38 WAI Subscription Agreement, dated as of June 25, 1998, between the Company, Westfield American Investments Pty
                         Limited and WHL. (Exhibit 10.2(2)).

10.39 WAT Subscription Agreement, dated as of June 25, 1998, between the Company, the WAT Trustee and WAM
                         (Exhibit 10.3(2)).

10.40                    WAT Subscription Agreement, dated as of December 17, 1998, between the Company, the WAT Trustee and WAM (10.1(16)).

10.41 WAT Subscription Agreement, dated as of July 15, 1999, between the Company, the WAT Trustee and WAM (10.2(16)).

10.42                    Consolidated WEA Capital Note Trust Deed Incorporating the
                         Deed of Variation No 1, dated June 11, 1998, between the
                         Company and the WAT Trustee (Exhibit 10.4(2)).

10.43                    Loan Agreement between Fox Hills Mall LLC, Horton
                         Plaza LLC, Oakridge Mall LLC, Parkway Plaza LLC and The
                         Capital Company of America LLC, dated as of October 30,
                         1998 (Exhibit 10.1(7)).

10.44                    Assumption and Amendment Agreement by Northwest Plaza LLC,
                         WEA Crestwood Plaza LLC, Enfield Square LLC, Plaza
                         Bonita LLC, Plaza West Covina LLC, Mid Rivers Mall LLC, West
                         Park Partners, L.P., Capital Mall Company, Fox Hills
                         Mall LLC, Horton Plaza LLC, Oakridge Mall LLC, Parkway
                         Plaza LLC and The Capital Company of America LLC, dated as of December 9, 1998 (Exhibit 10.2(7)).

10.45                    Second Amendment of Loan Agreement, dated as of
                         February 25, 1999, between Northwest Plaza LLC, WEA
                         Crestwood Plaza LLC, Enfield Square LLC, Bonita LLC, Plaza
                         West Covina LLC, Mid Rivers Mall LLC, West Park
                         Partners, L.P., Capital Mall Company LLC, Fox Hills
                         Mall LLC, Horton Plaza LLC, Parkway Plaza LLC, Oakridge
                         Mall LLC and the Capital Company of America LLC (10.3(16)).

10.46                    The First Amended and Restated Agreement of Limited
                         Partnership of Westfield America Limited Partnership, dated as of August 3, 1998 (the "OP Agreement").

10.47                    First Amendment to the OP Agreement, dated as of August 12,
                         1998 (Exhibit 10.4(7)).

10.48 Second Amendment to the OP Agreement, dated as of December 8, 1998 (Exhibit 10.5(7)).

10.49 Third Amendment to the OP Agreement, dated as of December 24, 1998 (Exhibit 10.6(7)).

10.50 Fourth Amendment to the OP Agreement, dated as of December 29, 1998 (Exhibit 10.7(7)).

10.51                    Fifth Amendment to the OP Agreement (Exhibit 99.1(17)).

10.52                    Sixth Amendment to the OP Agreement, dated as of June 1,
                         2000 (Exhibit 99.2(18)).

10.53                    Seventh Amendment to the OP Agreement, dated as of June 5,
                         2000 (Exhibit 99.3(18)).

EXHIBIT
NUMBER                                           DESCRIPTION*
- -------                  ------------------------------------------------------------
10.54                    Management Agreement between Westland Garden State Plaza
                         Limited Partnership, Westfield Corporation, Inc., HRE
                         GSP, Inc., Westfield Garden State LLC, dated July 1, 1993.

10.55 Management Agreement between WEA Palm Desert LLC and WMC, dated August 18, 1999.

10.56                    Management Agreement between Vancouver Mall II Limited
                         Partnership and Westfield Corporation, Inc., dated
                         October 6, 2000.

10.57                    Management Agreement between May Centers, Inc. ("MCI") and
                         Mission Valley Partnership, dated April 8, 1986
                         (Exhibit 10.39(10)).

10.58                    First Amendment to Management Agreement between Center Mark
                         Properties ("CMP") and Mission Valley Partnership, dated
                         February 1, 1994 (Exhibit 10.40(10)).

10.59                    Property Management Agreement between Hahn Property
                         Management Corporation and Anita Associates, dated
                         January 1, 1989 (Exhibit 10.41(10)).

10.60                    First Amendment to Property Management Agreement between
                         Hahn Property Management Corporation and Anita Associates,
                         dated July 1, 1993 (Exhibit 10.42(10).

10.61                    Assignment and Assumption of Management Agreement dated
                         September 25, 1998 between Westfield Management
                         Acquisition, Inc. and WMC.

10.62 Management Agreement between CMP and Plaza Camino Real, dated February 11, 1994 (Exhibit 10.43(10)).

10.63                    Management Agreement between MCI and Topanga Plaza
                         Partnership, dated December 31, 1985 (Exhibit 10.44(10)).

10.64                    First Amendment to Management Agreement between MCI and
                         Topanga Plaza Partnership, dated February 1, 1994
                         (Exhibit 10.45(10)).

10.65                    Joint Venture Agreement between MCI and Vancouver
                         Associates, dated September 29, 1975 (Exhibit 10.46(10)).

10.66                    Amendment to Joint Venture Agreement between MCI and
                         Vancouver Associates, dated May 12, 1976
                         (Exhibit 10.47(10)).

10.67                    Second Amendment to Joint Venture Agreement between May
                         Centers of Vancouver, Inc. and Vancouver Associates,
                         September 1, 1990 (Exhibit 10.48(10)).

10.68                    Third Amendment to Joint Venture Agreement between May
                         Centers of Vancouver, Inc. and Vancouver Associates, dated
                         September 1, 1990 (Exhibit 10.49(10)).

10.69                    Fourth Amendment to Joint Venture Agreement between
                         CenterMark Properties of Vancouver, Inc. and Vancouver
                         Associates, dated January 1, 1992 (Exhibit 10.50(10)).

10.70                    Amended and Restated Limited Partnership Agreement of West
                         Valley Partnership, dated December 31, 1985
                         (Exhibit 10.51(10)).

10.71                    Amendment to Amended and Restated Agreement of Limited
                         Partnership of West Valley Partnership, dated November 19,
                         1987 (Exhibit 10.52(10)).

10.72                    Assignment of limited partnership interest in West Valley
                         Partnership, dated August 12, 1988.

EXHIBIT
NUMBER                                           DESCRIPTION*
- -------                  ------------------------------------------------------------
10.73                    Assignment of limited partnership interest in West Valley
                         Partnership, dated March 10, 1993.

10.74                    Assignment and Assumption of Property Management Side Letter
                         Agreement between WEA and the Operating Partnership, dated
                         November 12, 1997 (Exhibit 10.53(10)).

10.75                    Common Stock Purchase Warrant of the Company, issued to
                         Westfield America Trust ("WAT"), dated June 1, 2000
                         (Exhibit 10.1(18)).

10.76                    Contribution Agreement, dated as of June 1, 2000, among the
                         Operating Partnership, Westland Management, Inc. and
                         Westfield Partners, Inc. (Exhibit 10.2(18)).

10.77 Put Agreement, dated as of June 1, 2000, by and among the Company and Westfield Capital Corporation Finance Pty.
                         Limited (Exhibit 10.3(18)).

10.78 Cooperation Agreement, dated as of February 14, 2001, between WAM, in its capacity as responsible entity and trustee of Westfield America Trust ("WAT"), and WHL
                         (Exhibit (d)(2)(19)).

10.79                    Preferred Stock Transaction Agreement, dated February 14,
                         2001, between WAM, in its capacity as responsible entity and trustee of WAT, and Security Capital Preferred Growth
                         Incorporated ("SCPG")(Exhibit (d)(3)(19)).

10.80                    Indemnification and Tax Contest Agreement, dated
                         February 14, 2001, between WAM, in its capacity as responsible entity and trustee of WAT, and SCPG
                         (Exhibit (d)(4)(19)).

10.81 Form of Exchange Agreement to be entered into between the Company and SCPG (Exhibit (d)(5)(19)).

10.82                    Form of Series G Special Options Deed to be entered into
                         among WAM, in its capacity as responsible entity and trustee of WAT, SCPG and the Company (Exhibit (d)(6)(19)).

10.83                    Form of Series G Certificate of Designation
                         (Exhibit (d)(7)(19)).

10.84                    Form of Escrow Agreement to be entered into among WAM, in
                         its capacity as responsible entity and trustee of WAT, SCPG and Escrow Agent (Exhibit (d)(8)(19)).

10.85 Side Letter Agreement, dated as of February 15, 2001, between WAM, in its capacity as responsible entity and trustee of WAT, and WHL (Exhibit (d)(9)(19)).

10.86                    Waiver, dated as of February 14, 2001, among the Operating
                         Partnership, the Company, SCPG and WAM, in its capacity as responsible entity and trustee of WAT
                         (Exhibit (d)(10)(19)).

10.87 Form of First Amendment to Investor's Agreement to be entered into among WAM, in its capacity as responsible entity and trustee of WAT, WHL, Westfield
                         Corporation, Inc., the Company and Westfield American
                         Investments Pty. Limited (Exhibit (d)(11)(19)).

11.1                     Statements regarding Computation of Per Share Earnings for the year ended December 31, 2000.

11.2                     Statements regarding Computation of Per Share Earnings for the year ended December 31, 1999.

11.3                     Statements regarding Computation of Per Share Earnings for the year ended December 31, 1998.

12 Statement regarding Computation of Ratios for the years ended December 31, 2000, 1999, 1998, 1997, and 1996.

EXHIBIT
NUMBER                                           DESCRIPTION*
- -------                  ------------------------------------------------------------
21                       List of Subsidiaries of the Company.

23                       Consent of Ernst & Young LLP.

24                       Power of Attorney.

99.1                     Agreement regarding disclosure of Long-Term Debt
                         Instruments.
- -------------------------------------------------------------------------------------
(1)                      Incorporated by reference to designated exhibit to the
                         Company's current report of Form 8-K filed June 19, 1997.

(2) Incorporated by reference to designated exhibit to the Company's quarterly report of Form 10-Q for the quarterly period ended June 30, 1998.

(3) Incorporated by reference to designated exhibit to the Company's current report on Form 8-K filed on August 12, 1998.

(4)                      Incorporated by reference to designated exhibit to the
                         Company's current report on Form 8-K, filed on October 13,
                         1998.

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

(8)                      Incorporated by reference to designated exhibit to the
                         Company's quarterly report on Form 10-Q filed November 14,
                         2000.

(9)                      Incorporated by reference to designated exhibit to Amendment
                         No. 1 to the Company's registration statement on Form S-3
                         filed July 7, 2000 (Registration No. 333-93163).

(10) Incorporated by reference to designated exhibit to the Company's annual report on Form 10-K for the year ended
                         December 31, 1998, filed on March 23, 1999.

(11)                     Incorporated by reference to designated exhibit to Amendment
                         No. 1 to the Company's Registration Statement on Form S-11,
                         filed on April 11, 1997.

(12) Incorporated by reference to designated exhibit to the Company's quarterly report of Form 10-Q for the quarterly period ended June 30, 1997.

(13) Incorporated by reference to designated exhibit to the Company's quarterly report of Form 10-Q for the quarterly period ended March 31, 1998.

(14) Incorporated by reference to designated exhibit to the Company's quarterly report of Form 10-Q for the quarterly period ended June 30, 1999.

(15) Incorporated by reference to designated exhibit to the Company's annual report on Form 10-K for the year ended
                         December 31, 1999, filed on March 30, 2000.

(16)                     Incorporated by reference to designated exhibit to the
                         Company's quarterly report on Form 10-Q for the quarterly
                         period ended September 30, 1999, filed on November 15, 1999.

(17) Incorporated by reference to designated exhibit to the Company's registration statement on form S-3, filed on August 24, 1999.

EXHIBIT
NUMBER                                           DESCRIPTION*
- -------                  ------------------------------------------------------------
(18)                     Incorporated by reference to designated exhibit to the
                         Company's quarterly report of Form 10-Q filed August 14,
                         2000.

(19)                     Incorporated by reference to designated exhibit to the
                         Tender Offer Statement on Schedule TO filed by Westfield
                         America Management Limited, in its capacity as responsible entity and trustee of Westfield America Trust, on March 5,
                         2001.

- ------------------------

Documents substantially identical to exhibits 10.32 and 10.33, except as to the grantor and the subject property, have been omitted in reliance on Rule 12b-31 under the Securities Exchange Act of 1934, as amended. Set forth below are the material details in which such documents differ from Exhibits 10.32 and 10.33

GRANTOR                                                      SUBJECT PROPERTY
- -------                                        ---------------------------------------------
WEA Palm Desert LLC (Mortgage)                 Westfield Shoppingtown Palm Desert
The Connecticut Post Limited Partnership       Westfield Shoppingtown Connecticut Post
  (Mortgage)
Trumbull Shopping Center #2 LLC                Westfield Shoppingtown Trumbull
Westland Town Center LLC (Mortgage)            Westfield Shoppingtown Westland
Wheaton Plaza Regional Shopping Center LLP     Westfield Shoppingtown Wheaton
  (Mortgage)
Westfield America, Inc. (Unsecured Indemnity)  Westfield Shoppingtown Palm Desert
Westfield America, Inc. (Secured Indemnity)    Westfield Shoppingtown Connecticut Post
Westfield America, Inc. (Secured Indemnity)    Westfield Shoppingtown Trumbull
Westfield America, Inc. (Secured Indemnity)    Westfield Shoppingtown Westland
Westfield America, Inc. (Unsecured Indemnity)  Westfield Shoppingtown Wheaton

*Some of the schedules and supplemental material to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.