Form 10-Q
period 2001-03-31
WESTFIELD AMERICA INC
filed 2001-05-15
CIK 913283

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-12923

WESTFIELD AMERICA, INC.

(Exact name of registrant as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	43-0758627 (IRS Employer Identification No.)
11601 Wilshire Boulevard 12th Floor Los Angeles, California (Address of principal executive offices)	90025 (Zip Code)

Registrant's telephone number, including area code: (310) 478-4456

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of May 14, 2001, 73,354,863 shares of Common Stock, par value $0.01 per share, were outstanding.

WESTFIELD AMERICA, INC. AND SUBSIDIARIES
FORM 10-Q

INDEX

WESTFIELD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2001	December 31, 2000
	(unaudited)
ASSETS
Land	$478,350	$478,340
Buildings, improvements and equipment	3,234,206	3,250,941
Less accumulated depreciation	(604,299)	(585,260)

Net property and equipment	3,108,257	3,144,021
Construction in progress	170,093	111,416
Investments in unconsolidated real estate affiliates	356,270	357,498
Direct financing leases receivable	77,842	78,480

Net investment in real estate	3,712,462	3,691,415
Cash and cash equivalents	30,446	24,885
Restricted cash	18,861	19,073
Accounts receivable, net of allowance of $7,052 and $7,744 in 2001 and 2000, respectively	45,900	45,733
Deferred expenses and other assets, net	48,212	48,499

Total assets	$3,855,881	$3,829,605

LIABILITIES
Notes payable	$2,689,922	$2,641,330
Accounts payable and accrued expenses	204,631	116,039
Distribution payable	39,775	39,567

Total liabilities	2,934,328	2,796,936

Minority interests	103,108	103,874
Series C, D and E preferred stock	361,000	361,000
Common stock	733	733
Series A and B preferred stock	121,000	121,000
Additional paid-in capital	417,569	446,062
Other Comprehensive Income	(81,857)	—

Total shareholders' equity	457,445	567,795

Total liabilities and shareholders' equity	$3,855,881	$3,829,605

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESTFIELD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and In Thousands Except Per Share Amounts)

	Three Months Ended March 31,
	2001	2000
		(restated)
REVENUES:
Minimum rents	$90,220	$84,690
Tenant recoveries	41,730	38,119
Percentage rents	3,573	3,318

Total revenues	135,523	126,127

EXPENSES:
Operating	42,862	39,606
Management fees	2,647	2,522
Advisory fee	2,753	2,296
General and administrative	396	278
Depreciation and amortization	30,540	27,115

Total expenses	79,198	71,817

OPERATING INCOME	56,325	54,310
INTEREST EXPENSE, net	(47,975)	(45,432)
OTHER INCOME AND EXPENSES:
Equity in income of unconsolidated real estate affiliates	3,758	1,643
Interest and other income	895	4,722
Tender offer expenses	(1,546)	—

INCOME BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	11,457	15,243
Minority interests in earnings of consolidated real estate affiliates	(2,093)	(803)
Cumulative effect of change in accounting principle	—	(2,021)

NET INCOME	$9,364	$12,419

Net income allocable to preferred shares	$10,529	$10,510
Net (loss) income allocable to common shares	(1,165)	1,909

	$9,364	$12,419

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.02)	$0.03

Diluted	$(0.02)	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	73,355	73,347

Diluted	76,303	76,637

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESTFIELD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and In Thousands)

	Three Months Ended March 31,
	2001	2000
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,364	$12,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,540	27,115
Amortization of deferred loan fees	1,481	1,280
Equity in income of unconsolidated real estate affiliates	(3,758)	(1,643)
Minority interests in earnings of consolidated real estate affiliates	2,093	803
Changes in assets and liabilities:
Accounts receivable, net	183	4,751
Deferred expenses and other assets	(2,870)	(2,289)
Accounts payable and accrued expenses	8,917	10,918

Net cash flows provided by operating activities	45,950	53,354

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(53,959)	(25,693)
Cash distributions received from unconsolidated real estate affiliates	7,808	3,462
Cash contributions to unconsolidated joint ventures	(2,822)	—
Direct financing leases receivable repayments	638	596
(Increase) decrease in restricted cash	212	(3,232)

Net cash flows used in investing activities	(48,123)	(24,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions paid to preferred shareholders	(10,510)	(10,452)
Cash distributions paid to common shareholders	(27,141)	(26,588)
Cost of stock issuances	(4)	(23)
Cash distributions paid to minority interests	(3,203)	(1,137)
Proceeds from notes payable	54,546	35,107
Principal payments on notes payable	(5,954)	(20,594)

Net cash flows used in financing activities	7,734	(23,687)

Net increase in cash and cash equivalents	5,561	4,800
CASH AND CASH EQUIVALENTS, beginning of period	24,885	6,444

CASH AND CASH EQUIVALENTS, end of period	$30,446	$11,244

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

    The Company, through its controlling interest in Westfield America Limited Partnership (the "Operating Partnership") and its other subsidiaries and affiliates, owns interests in a portfolio of 28 super-regional shopping centers, 8 regional shopping centers, three power centers (individually, a "Center" and collectively, the "Centers"), 12 separate department store properties which are net leased under financing leases to The May Department Stores Company and certain other real estate investments (collectively, the "Properties").

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

2. Basis of Presentation:

    The accompanying Condensed Consolidated Financial Statements of the Company are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods have been included. The results for the interim period ended March 31, 2001 are not necessarily indicative of the results to be obtained for the full calendar year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the December 31, 2000 audited Consolidated Financial Statements, and Notes thereto, included in the Company's 2000 Annual Report on Form 10-K filed on April 2, 2001.

    The Company conducts its business through the Operating Partnership, wholly-owned subsidiaries and affiliates. The Condensed Consolidated Financial Statements include the accounts of the Company and all subsidiaries over which the Company is able to exercise significant control. The Company does not consider itself to be in control when the other partners have important approval rights over major actions. Investments in non-controlled real estate affiliates are accounted for using the equity method, and investments in entities in which the Company owns less than 20%, and is not able to exercise significant influence are accounted for using the cost method. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Derivative Instruments and Hedging Activities:

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133, as amended by SFAS 138), which is required to be adopted in years beginning after June 15, 2000. The Company has adopted the new Statement effective January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

    The Company enters into interest rate swap contracts and foreign currency hedges to reduce its exposure to fluctuations in interest rates and foreign currency exchange rates. At March 31, 2001, the Company had interest rate swaps and a foreign exchange contract which were accounted for as cash flow hedges. The transition adjustment to implement SFAS 133 resulted in recording a liability and an offset to Other Comprehensive Income which was $38,643 at January 1, 2001. As of March 31, 2001 the balance of Other Comprehensive Income is $81,857. There is no impact to current earnings due to hedge ineffectiveness.

  Accounting Change:

    In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," ("SAB 101") which became effective for periods beginning after December 15, 1999. This bulletin modified the timing of revenue recognition for percentage rent received from tenants by deferring the recognition of such rents until the tenant's sales threshold has been exceeded. The Company adopted SAB 101 during the fourth quarter of 2000, effective January 1, 2000. The cumulative effect of this change in accounting principle, at the adoption date of January 1, 2000, resulted in a charge to income of approximately $2,021. The retroactive application of SAB 101 results in a restatement of the March 31, 2000 balances to conform with the March 31, 2001 presentation.

  Reclassification:

    Certain amounts in the 2000 Condensed Consolidated Financial Statements have been reclassified to conform with the 2001 presentation.

3. Investments in Unconsolidated Real Estate Affiliates:

    As of March 31, 2001, the Company's economic interest in each unconsolidated real estate affiliates is as follows:

Property	Location	Economic Interest
Garden State Plaza	Paramus, NJ	50.0%
Plaza Camino Real	Carlsbad, CA	40.0%
UTC	La Jolla, CA	50.0%
Valley Fair	San Jose, CA	50.0%
West Valley	Canoga Park, CA	42.5%

    A summary of the condensed combined balance sheets and statements of income for unconsolidated real estate affiliates is as follows:

	March 31, 2001	December 31, 2000
		(audited)
Condensed Combined Balance Sheets
Investment in real estate:
Land, building and improvements, at cost	$1,191,883	$1,189,211
Less accumulated depreciation and amortization	(173,883)	(166,638)
Construction in progress	106,275	89,202

Net investment in real estate	1,124,275	1,111,775
Notes payable	(583,965)	(571,315)
Other net assets and liabilities and outside interests	(184,040)	(182,962)

Investments in unconsolidated real estate affiliates	$356,270	$357,498

	Three Months Ended March 31,
	2001	2000
		(restated)
Condensed Combined Statements of Income:
Total revenues	$36,484	$20,135
Costs and expenses:
Operating, general and administrative	9,851	5,544
Interest expense, net	9,499	5,735
Depreciation and amortization	8,391	4,475

Net income	8,743	4,381
Outside interests' share of income	(4,985)	(2,738)

Equity in income of unconsolidated real estate affiliates	$3,758	$1,643

    Significant accounting policies used by the unconsolidated real estate affiliates are similar to those used by the Company.

4. Notes Payable:

    As of March 31, 2001 and December 31, 2000, the Company had consolidated indebtedness as follows:

	March 31, 2001	December 31, 2000
		(audited)
Secured line of credit with a group of banks with a maximum commitment of $450,000, interest only payable monthly at LIBOR +1.30% (7.91% effective rate at March 31, 2001), due in 2003	$267,000	$233,000
Unsecured bridge facility with a group of banks, interest only payable monthly at LIBOR + 1.75% (7.89% effective rate at March 31, 2001), due in 2001	150,000	150,000
Unsecured subordinated notes to Australian investors, interest payable semi-annually at LIBOR + 2.32% (8.38% effective rate at March 31, 2001), due in equal installments in 2001, 2002 and 2003	301,088	301,088
Collateralized note payable, interest only payable monthly at LIBOR + 0.53% (5.99% effective rate at March 31, 2001) due in 2001.	754,100	754,100
Senior collateralized non-recourse notes, interest at 6.39%, principal and interest payable quarterly, due in 2004	10,266	11,037
Senior collateralized non-recourse notes bearing interest at 7.33%, interest only payable quarterly until 2004, principal and interest payable quarterly thereafter, due in 2014	55,167	55,167
Collateralized commercial mortgage notes due in 2004, interest only payable monthly at 6.78%	75,000	75,000
Collateralized non-recourse note payable to an insurance company, effective interest at 7.00%, principal and interest payable monthly, due in 2018	17,919	18,051
Collateralized non-recourse note payable to an insurance company, effective interest at 7.00%, principal and interest payable monthly, due in 2006	21,840	21,983
Collateralized non-recourse note payable to an insurance company, effective interest at 7.00%, principal and interest payable monthly, due in 2022	70,666	71,025
Collateralized non-recourse note payable to an insurance company, effective interest at 7.00%, principal and interest payable monthly, due in 2002	56,767	57,337
Collateralized non-recourse note payable to an insurance company, effective interest at 7.77%, principal and interest payable monthly, due in 2002	43,200	43,307
Collateralized non-recourse notes payable to an insurance company, effective interest at 7.00%, principal and interest payable monthly, due in 2004	58,885	59,430
Collateralized non-recourse notes payable to insurance companies, interest at 7.72%, principal and interest payable monthly, due in 2010	156,979	157,352
Collateralized commercial mortgage notes due in 2009, (8.31% interest at March 31, 2001), principal and interest payable monthly	373,706	374,493
Collateralized non-recourse term loan, interest at 7.45%, principle and interest payable monthly, due in 2011	98,332	98,500
Collateralized non-recourse term loan, interest only payable at LIBOR +1.55% (7.66% effective rate at March 31, 2001), due in 2003	57,000	57,000

Collateralized non-recourse term loan, interest only payable at LIBOR +1.55% (7.69% effective rate at March 31, 2001), due in 2003	40,000	40,000
Collateralized construction loan with a maximum commitment of $54,000, interest only payable at LIBOR +1.80% (7.60% effective rate at March 31, 2001), due in 2003	12,678	8,308
Collateralized non-recourse term loan with a maximum commitment of $37,500, interest only payable monthly at LIBOR +1.45% (7.58% effective rate at March 31, 2001), due in 2002	37,500	37,500
Collateralized construction loan with a maximum commitment of $55,500, interest only payable at LIBOR +1.75% (7.39% effective rate at March 31, 2001), due in 2002	31,829	17,652

	$2,689,922	$2,641,330

    Interest costs capitalized for the three months ended March 31, 2001 and 2000, were $2,314 and $714, respectively.

    In June 1998, the Company issued $301,088 of unsecured notes ("Capital Notes") to Australian investors, repayable in three equal installments due in June 2001, 2002 and 2003. The Capital Notes, which are listed on the Australian Stock Exchange, are denominated in Australian dollars. In conjunction with the issuance of the Capital Notes, the Company entered into interest rate swaps and foreign currency hedge agreements which effectively fixed the interest and principal payments due to holders of the Capital Notes in U.S. dollars and fixed the interest rate at 8.38%. The Capital Notes are recorded on the balance sheet at the fixed exchange value of $301,088. Included in Other Comprehensive Income is a loss of $5,122 related to the interest rate swap at March 31, 2001.

    A certain collateralized non-recourse note payable requires the Company to pay contingent interest equal to 30% of the excess of gross rental receipts (as defined) over a stipulated minimum. During the three months ended March 31, 2001 and 2000, contingent interest totaled $363 and $323, respectively.

    The annual maturities of notes payable and secured line of credit as of March 31, 2001, are as follows:

2001	$1,016,386
2002	281,691
2003	492,234
2004	140,687
2005	14,632
Thereafter	744,292

$2,689,922

WESTFIELD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited and In Thousands Except Share, Unit and Per Share Amounts)

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

	Notional Amount	Range of Fixed Rates	Range of Maturity Dates
Current swaps where the Company is a receiver of LIBOR	$1,647,000	5.84% to 7.09%	6/30/01 to 12/11/08
Deferred swaps where the Company is a receiver of LIBOR	$855,000	5.99% to 6.90%	6/11/05 to 4/01/08

    Included in Other Comprehensive Income is a loss of $76,735 related to the interest rate swaps at March 31, 2001.

6. Capital Stock:

  Common Stock:

    As of March 31, 2001, there were 73,354,863 shares of common stock, par value $0.01 per share, outstanding.

    The holders of the Company's common stock vote together as a class on all matters and are entitled to receive distributions declared after payment of dividends on preferred stock. A distribution was declared on March 20, 2001 to shareholders of record on March 31, 2001 of $37,854, including $0.3725 per common share, for the quarter ended March 31, 2001. This distribution was paid on April 6, 2001. On March 27, 2001, the Company declared a pro rata dividend in accordance with the Merger Agreement (as defined in Note 10), for the period beginning on April 1, 2001 and ending on April 6, 2001, to shareholders of record on April 6, 2001 totalling $2,496, including $0.02456 per common share. The pro rata dividend was paid on April 6, 2001.

    In May 1998, the Company entered into a stock subscription agreement ("1998 Subscription Agreement") with WAT. Under the 1998 Subscription Agreement, the Company has the obligation to sell, and WAT has the obligation to purchase, up to A$465,000 (approximately US$227,897 at March 31, 2001) of the Company's common stock in three equal installments at a 5% discount to the then prevailing market price of the Company's common stock at June 2001, 2002 and 2003. In lieu of issuing common stock at each installment date, the Company has the option to pay the 5% discount in cash or common stock.

    Each director who is not an officer of the Company or an employee of WHL or its affiliates is entitled to annual compensation equal to $20 in cash and $20 in common stock. The number of shares issued is based on the share price of the Company's common stock on the anniversary of the director's appointment.

  Operating Partnership Units:

    As consideration for the 50% partnership interest in Garden State Plaza in June 2000, the Operating Partnership issued 52,483 Series F cumulative redeemable partnership preferred units ("Series F Partnership Preferred Units"). Under certain circumstances, the holders of Series F Partnership Preferred Units may exchange their units for cash, or, at the discretion of the Company, an equivalent number of shares of Series F Preferred Stock. Each Series F Partnership Preferred Unit has a liquidation preference of $1,000, plus all accrued and unpaid distributions, and the holder of a Series F Partnership Preferred Unit is entitled to receive from the Operating Partnership annual distributions equal to the greater of $85.00 per unit or 51.4933 multiplied by the dividend per share declared per common share. The Operating Partnership has the option to redeem the Series F Partnership Preferred Units any time after June 2020 at a redemption price of $1,000 per unit, which is equal to the liquidation preference.

    Under certain circumstances, investors in the Operating Partnership may exchange their investor unit rights ("Investor Unit Rights") for cash or, at the discretion of the Company, shares of the Company's common stock. Holders of Investor Unit Rights are entitled to receive from the Operating Partnership, when declared, distributions per Investor Unit Right equal to the distribution per share paid to holders of the Company's common stock. At March 31, 2001 and December 31, 2000 there were 2,164,235 Investor Unit Rights outstanding.

    In 1998 and 1999, the Company acquired partnership interests in Independence Mall. The acquisition price consisted of cash and partnership units in affiliated partnerships (the "Independence Partnership Units"). Under certain circumstances, the holders of these partnership units may exchange their units for cash or, at the discretion of the Company, an equivalent number of shares of the Company's common stock. In addition, the holders of partnership units in Independence Mall have the right to exchange their partnership units for Investor Unit Rights in the Operating Partnership. At March 31, 2001 and December 31, 2000, there were 911,185 of these partnership units outstanding.

  Warrant:

    In June 2000, the Company issued a warrant ("2000 Warrant") to Westfield America Trust ("WAT"), an Australian public company and an affiliate of the Company, to purchase the Company's common stock. The 2000 Warrant, which expires in June 2025, entitles WAT to purchase up to 2,840,000 shares of the Company's common stock at an exercise price of $19.42 per share. WAT can, with the Company's consent at such time, surrender any Series F cumulative redeemable preferred stock ("Series F Preferred Stock") owned by WAT as consideration for the exercise of the 2000 Warrants.

  Earnings Per Share:

    The following is a summary of the elements used in calculating basic and diluted earnings per share ("EPS"):

	For the Three Months Ended March 31,
	2001	2000
		(restated)
Net income before cumulative change in accounting principle	$9,364	$14,440
Cumulative effect of change in accounting principle	—	(2,021)

Net income	9,364	12,419
Less: preferred stock dividends	10,529	(10,510)

Net (loss) income for basic EPS	(1,165)	1,909
Add: net (loss) income allocable to investor unit rights	(81)	65

Net (loss) income for diluted EPS	$(1,246)	$1,974

Weighted average loss common shares outstanding (denominator for basic EPS)	73,354,863	73,346,541
Diluted equivalent common shares:
1996, 1997 and 2000 Warrants	8,921	—
1998 Subscription Agreement	774,999	1,126,457
Investor Unit Rights	2,164,235	2,164,235

Weighted average common shares and common share equivalents outstanding (denominator for diluted EPS)	76,303,018	76,637,233

EPS-BASIC:
(Loss) income before cumulative effect of change in accounting principle	$(0.02)	$0.06
Cumulative effect of change in accounting principle	—	(0.03)

Net (loss) income per share available to common shareholders	$(0.02)	$0.03

EPS-DILUTED:
(Loss) income before cumulative effect of change in accounting principle	$(0.02)	$0.06
Cumulative effect of change in accounting principle	—	(0.03)

Net (loss) income per share available to common shareholders	$(0.02)	$0.03

    The Company's preferred shares, Partnership Preferred Units and Independence Partnership Units were not included in the earnings per share calculation as their effect is antidilutive.

7. Supplemental Cash Flow Information:

    For the three months ended March 31, 2001 and 2000, the Company paid interest totaling $43,367 and $38,573, respectively, net of capitalized interest.

  Non cash investing and financing information:

    Independence Mall was accounted for under the equity method during 1999 and was consolidated beginning in 2000. The Company's 85% interest in the condensed assets and liabilities of Independence at January 1, 2000 was as follows:

Net investment in real estate	$61,326
Cash and cash equivalents	1,270
Accounts receivable	630
Deferred expenses and other assets, net	231
Notes payable	(32,322)
Accounts payable and accrued liabilities	(855)
Minority/other partners' interest	(20,497)

The Company's investment in Independence Mall	$9,783

    During the three months ended March 31, 2001, no construction in progress was placed into service.

8. Related Parties:

    The Manager entered into an agreement with the Company to manage and lease the properties in the Company's portfolio beginning January 1, 1995. In consideration for providing these management services, the Manager is reimbursed certain recoverable property operating costs including mall related payroll, and is entitled to receive gross fees of 5% of minimum and percentage rents received by the Company. Property management fees totaling $2,647 and $2,522, net of capitalized leasing fees of $2,231 and $1,981 were expensed by the Company for the three months ended March 31, 2001 and 2000, respectively. Included in accounts payable and accrued expenses at March 31, 2001 and December 31, 2000 are management fees payable to the Manager totaling $1,900 and $1,692, respectively.

    In addition to the management fees, the Manager was reimbursed for recoverable operating costs, including mall related payroll costs, totaling $6,581 and $6,033 for the three months ended March 31, 2001 and 2000, respectively.

    The Company entered into a Master Development Framework Agreement with the Developer under which the Company granted the Developer the exclusive right to carry out expansion, redevelopment and related works on the Company's wholly-owned shopping centers and to endeavor to have the Developer be appointed by the relevant partner to carry out similar activities for jointly owned real estate affiliates. During the three months ended March 31, 2001 and 2000, the Company reimbursed the Developer $32,662 and $9,905, respectively, for expansion, redevelopment and related work.

    In July 1996, the Company engaged the Advisor to provide a variety of asset management and investment services, subject to supervision of the Company. The Advisor is entitled to an annual fee equal to 25% of the annual Funds from Operations ("FFO") in excess of the Advisory FFO Amount ($157,692 at March 31, 2001), but not to exceed 55 basis points of the Net Equity Value (as defined) of the Company's assets. The Advisory FFO amount increases whenever the Company issues additional equity. The advisory fee was $2,753 and $2,296 for the three months ended March 31, 2001 and 2000, respectively.

    Included in interest and other income for the three months ended March 31, 2000 is interest income in the Garden State Plaza Loan totaling $3,988. There was no such interest for the three months ended March 31, 2001.

9. Commitments and Contingencies:

    The Company is currently involved in several development projects and had outstanding commitments totaling approximately $351,566 at March 31, 2001.

    The Company and the Operating Partnership are guarantors under a construction loan with an outstanding balance of $45,586 at March 31, 2001 entered into by Valley Fair Mall LLC, an unconsolidated real estate affiliate of the Company, and are subject to certain restrictive covenants relating to the maintenance of specific performance ratios such as minimum net worth, debt service coverage ratio, and debt to equity ratio. As of March 31, 2001, the Company was in compliance with these covenants.

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

    On August 3, 2000, the City of New Haven, Connecticut, the Long Wharf Galleria LLC and New Haven Acquisition LLC filed a lawsuit against the Company, certain of its affiliates and the City of Milford. The lawsuit was filed in the Connecticut Superior Court in New Haven. The complaint alleged, among other things, that the defendants are obstructing the development of the proposed Long Wharf Galleria Mall in New Haven. In addition, the complaint alleged that the defendants violated various Connecticut antitrust and unfair trade practice laws, engaged in vexatious litigation, abuse of legal process and tortuous interference with contracts and business relations. The complaint sought to enjoin the Company from further obstructing such development. On March 21, 2001, the Company entered into a settlement agreement with the plaintiffs whereby all claims were dismissed. The settlement did not have a material adverse impact on the Company's consolidated financial position or results of operations.

    As a result of the Offer (as defined in Note 10), the Company, its directors, WAT and WHL have been named as defendants in substantially similar class action lawsuits filed during February and March 2001. Three actions were filed in the Superior Court of the State of California, County of Los Angeles (Teitelbaum v. WAT, et. al., Kaufman v. WAT, et. al. and Bowlinder v. WAT, et. al.), which have been consolidated into a single action. Two actions were filed in the United States District Court for the Central District of California (Teitelbaum v. WAT, et. al. and Kaufman v. WAT, et. al.), which have been consolidated into a single action. Three actions were brought in the United States District Court for the Western District of Missouri (Rosenberg v. WAT, et. al., Osher v. WAT, et. al. and Washington Savings Bank v. WAT, et. al.).

    The plaintiffs in these cases purport to represent a class of the minority shareholders whose stock in the Company was purchased for $16.25 in cash per share in connection with the Offer. While the allegations contained in each complaint are not identical, the complaints generally assert that the $16.25 per share Offer price is inadequate and does not reflect the value of the assets and future prospects of the Company. The complaints also generally allege that the director defendants engaged in self-dealing without regard to conflicts of interest and that they breached their fiduciary duties in approving the Merger Agreement. The complaints seek remedies including unspecified monetary damages, attorneys' fees and injunctive relief that would, if granted, prevent the completion of the Merger.

    The plaintiffs in the Western District of Missouri filed an Amended Complaint on March 19, 2001 titled David Rosenberg v. Westfield America, Inc. et. al., Civil Action No. 01-0165-CV-W-3 (W.D. Mo.) in which they reallege claims substantially similar to those set forth in the complaints previously filed and add claims for: (i) violation of Section 14(e) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 14e-3(a) promulgated thereunder; and (ii) a declaration as to the applicability of Missouri's Business Combination Statute to the transaction. The Company moved to transfer the actions filed in the Missouri federal court to the Central District of California. The Company's transfer motion was granted on April 27, 2001, though effectiveness of the transfer was stayed until May 21, 2001.

    The plaintiffs in the Central District of California filed an Amended Complaint on April 26, 2001 titled Adrienne Kaufmann, et. al. v. Westfield American, Inc., et. al. Case No. 01-cv-1962 MMM (Ctx) in which they reallege claims substantially similar to those set forth in the complaints previously filed and add a claim for violation of Section 14(e) of the Exchange Act and Rule 14e-3(a) promulgated thereunder.

10. Subsequent Events:

  Tender Offer and Merger:

    On February 14, 2001, the Company signed a definitive agreement (the "Merger Agreement") with Westfield America Management Limited ("WAM"), the responsible entity and trustee of WAT for WAM to purchase all of the outstanding shares of common stock of the Company not already owned by WAM or by other subsidiaries of WHL, for cash consideration of $16.25 per share. WAM is a wholly-owned subsidiary of WHL. The Merger Agreement provides for WAM to make a tender offer (the "Offer") for the outstanding shares of common stock of the Company not already owned by WAM or by other subsidiaries of WHL. Any shares of the Company's common stock (other than those owned by WAM or by other subsidiaries of WHL) not purchased in the Offer will be acquired by WAM in a second-step cash merger (the "Merger") of a subsidiary of WAM with and into the Company, with the Company as the surviving corporation.

    On March 5, 2001, WAM commenced its Offer for the outstanding shares of common stock of the Company not already owned by WAM or by other subsidiaries of WHL. The Offer expired on April 6, 2001. WAM acquired 13,619,036 shares of common stock of the Company in the Offer. WAM and other subsidiaries of WHL now own approximately 96.1% of the issued and outstanding common stock of the Company.

    The Merger must be approved by two-thirds of the outstanding shares of common stock of the Company. Upon consummation of the Merger, all outstanding shares of common stock of the Company not already owned by WAM or by other subsidiaries of WHL will be cancelled and converted automatically into the right to receive $16.25 per share in cash. After consummation of the Merger, WAM and other subsidiaries of WHL will collectively own approximately 100% of the outstanding shares of Common Stock of the Company and the Company will no longer be publicly traded.

    Upon successful completion of the Merger, holders of the Company's Series C, C-1 and C-2 preferred stock will exchange such preferred stock for Series G preferred stock of the Company. Some of the terms of the Series G preferred stock will vary form those of the Series C, C-1 and C-2 preferred stock. In addition, upon closing of the Merger, certain terms of the Company's Series A, B, D, D-1, E and F preferred stock will be modified.

  World Trade Center:

    On April 26, 2001, Company officials announced that it had reached an agreement with the Port Authority of New York and New Jersey (the "Port Authority") to lease the retail component of the World Trade Center for 99 years. The Company expects the transaction to close within 120 days after the date the agreements were executed. The Company's net leasehold will cover approximately 427,448 square feet of retail space (the "Mall"). The Mall has 75 specialty stores, restaurants and service retailers, and will be branded "Westfield Shoppingtown World Trade Center."

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    Westfield America, Inc., a Missouri corporation (the "Company"), is a publicly traded real estate investment trust ("REIT") specializing in enclosed shopping centers. At March 31, 2001, the Company had interests in 39 major shopping centers branded as "Westfield Shoppingtowns". The Company's portfolio of Westfield Shoppingtowns includes clusters of shopping centers in major markets in the east coast, midwest and west coast regions of the United States.

    The Company has been engaged for over 40 years in the business of owning, operating, leasing, developing, redeveloping and acquiring regional and super-regional shopping centers. As of March 31, 2001, the Company's portfolio of 39 shopping centers (the "Centers") consisted of 28 super-regional shopping centers with approximately 30.8 million square feet of space, 8 regional shopping centers with approximately 4.9 million square feet of space, three power centers with approximately 1.5 million square feet of space and seven office buildings adjacent to its Centers with approximately 646,000 square feet of space, representing approximately 81.5%, 12.9%, 3.9%, and 1.7%, respectively, of the Company's 37.8 million square feet of retail and office space generally referred to as gross leasable area ("Total GLA").

    The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the Notes thereto for the three months ended March 31, 2001 and the Consolidated Financial Statements of the Company for the year ended December 31, 2000 included in the Company's 2000 Annual Report on Form 10-K filed on April 2, 2001.

General Background

    At March 31, 2001 and for the three months then ended, the Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 34 Centers, the equity in income in five properties held by unconsolidated real estate affiliates, including Westfield Shoppingtown Garden State Plaza, which was acquired in June 2000, and 12 separate department store properties that are net leased to The May Department Stores Company (the "May Company") under finance leases.

    At March 31, 2000 and for the three months then ended, the Condensed Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 32 centers, the equity in income of six properties held by unconsolidated real estate affiliates, including Westfield Shoppingtown Vancouver which became consolidated on October 6, 2000, 12 separate departments store properties that are net leased to the May Company under finance leases and a $145 million participating loan made to Garden State Plaza.

    Fluctuations in the Company's results of operations from period to period reflect the acquisition of a 50% interest in Westfield Shoppingtown Garden State Plaza in June 2000 and an additional 49.5% interest in Westfield Shoppingtown Vancouver in October 2000. These transactions are referred to as the "Property Transactions". Additionally, operating results reflect the restatement of first quarter 2000 results for the retroactive adoption of Staff Accounting Bulletin No. 101, which requires percentage rents to be recognized as revenue only when each tenant's sales exceed its sales threshold.

Results of Operations

Comparison of the three months ended March 31, 2001 to the three months ended March 31, 2000

    Total revenues increased $9.4 million to $135.5 million for the three months ended March 31, 2001 as compared to $126.1 million for the same period in 2000. Excluding the Property Transactions, total revenues increased $6.7 million or 5.3% due to increased occupancy and rental rates across the portfolio, higher minimum rents generated by recently completed redevelopments and higher recovery revenues due to higher operating expenses. These increases were partially offset by lower minimum rent due to current redevelopments at Promenade and West County.

    Total expenses increased $7.4 million to $79.2 million for the three months ended March 31, 2001, as compared to $71.8 million for the same period in 2000. Excluding the Property Transactions previously noted, total expenses increased $6.5 million or 9.1% due primarily to recently completed redevelopments, increases in utilities, snow removal and property taxes, and an increase in the advisory fee.

    Interest expense, net of capitalized interest of $2.3 million, increased $2.6 million to $48.0 million for the three months ended March 31, 2001 as compared to $45.4 million for the same period in 2000, due primarily to secured debt assumed and issued in conjunction with the acquisition of an additional 49.5% interest in Vancouver and completed redevelopments, partially offset by a decrease in interest rates on variable rate debt.

    Equity in income of unconsolidated real estate affiliates increased $2.1 million to $3.8 million for the three months ended March 31, 2001 due primarily to the acquisition of a 50% interest in Westfield Shoppingtown Garden State Plaza in June 2000.

    Interest and other income decreased $3.8 million due primarily to the repayment of the $145 million participating note in connection with the Garden State Plaza acquisition in June 2000. This decrease was partially offset by interest income from escrow and other deposits.

    Tender Offer Expenses of $1.5 million for 2001 represent costs, approved by the Special Committee of the Board of Directors, associated with the recent Offer by WAM to acquire all shares of common stock not already held by WAM or by other subsidiaries of WHL.

    Minority interest in earnings of consolidated real estate affiliates increased $1.3 million to $2.1 million for the three months ended March 31, 2001 due primarily to the issuance of Series F cumulative redeemable partnership preferred units ("Series F Partnership Preferred Units") in Westfield America Limited Partnership (the "Operating Partnership") in conjunction with the Garden State Plaza acquisition.

    The Cumulative Effect of Change in Accounting Principle of $2.0 million for 2000 relates to the retroactive adoption of SAB 101 mentioned previously.

    Net income decreased $3.0 million or 24.6% to $9.4 million for the three months ended March 31, 2001 as compared to $12.4 million for the same period in 2000. Excluding the Property Transactions previously noted, net income decreased $1.2 million due to the reasons discussed above.

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

    The following is a summary of the Company's FFO and a reconciliation of net income to FFO for the periods presented (amounts in thousands, except percentages):

	Three Months Ended March 31,
	2001	2000
		(restated)
Funds from Operations	$47,683	$44,702

Increase in Funds from Operations from prior period	6.7%

Reconciliation:
Net income	$9,364	$12,419
Tender offer expenses	1,546	—
Cumulative Effect on Change in Accounting Principle
Consolidated properties	—	2,021
Unconsolidated real estate affiliates	—	143
Minority interest portion	—	(70)
Income allocable to Investor Unit Rights	1,373	402
Depreciation and amortization:
Deferred financing leases	638	596
Consolidated properties	30,540	27,115
Unconsolidated real estate affiliates	4,592	2,413
Minority interest portion	(370)	(337)

Funds from Operations	$47,683	$44,702

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

    The Company's EBITDA after minority interest plus its pro-rata share of EBITDA of unconsolidated real estate affiliates increased from $92.4 million for the three months ended March 31, 2000 to $99.8 million for the same period in 2001. The growth in EBITDA reflects the Property Transactions previously noted, increased rental rates, increased retailer sales, improved occupancy levels and effective control of operating costs.

    The following is a summary of the Company's EBITDA and a reconciliation of EBITDA to FFO (which has been reconciled to the Company's net income above) for the periods presented (amounts in thousands, except percentages):

	Three Months Ended March 31,
	2001	2000
	($ In Thousands)
EBITDA	$99,802	$92,428

Increase in EBITDA from prior period	8.0%

Reconciliation:
Funds from Operations	$47,683	$44,702
Interest expense:
Consolidated properties	47,975	44,853
Unconsolidated real estate affiliates	4,687	3,315
Minority interest portion	(543)	(442)

EBITDA	$99,802	$92,428

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

    The following table summarizes certain quarterly data for 2000 and the first quarter of 2001 for the Company's Centers (amounts in thousands, except percentages):

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
2001 Quarterly Data:
Mall Shop sales	$812,589		$	N/A	$	N/A	$	N/A
Revenues	$172,902		$	N/A	$	N/A	$	N/A
Percentage leased(1)	93%			N/A		N/A		N/A
2000 Quarterly Data:
Mall Shop sales(2)	$700,778			778,533		777,814		1,162,275
Revenues	$151,588	(2)		160,172		175,561		180,137
Percentage leased(1)	92	%(2)		93%		94%		94%

(1)
Excludes West County, currently under redevelopment.

(2)
Excludes recently acquired Garden State Plaza.

Reported Tenant Sales Volume

    Total sales for Mall Shops (retail stores with less than 20,000 square feet of GLA) affect revenue and profitability levels of the Company because they determine the amount of minimum rent the Company can charge, the percentage rent it realizes and the recoverable expenses (common area maintenance, real estate taxes, etc.) the retailers can afford to pay. Mall Shop sales for the Company's

Centers for the three months ended March 31, 2001 increased 4.0% on a per square foot basis over the same period in 2000. The Company believes that these sales trends enhance the Company's ability to obtain higher rents from retailers.

    The table below sets forth Mall Shop sales and per square foot percentage increases of those sales over the same period in 2000 for the Company's Centers, in the east coast, the midwest and the west coast regions of the United States (amounts in thousands, except percentages):

	Three Months Ended March 31, 2001
	Mall Shop Sales	Increase Per Sq. Ft.
East coast	$270,970	3.1%
Midwest	81,126	5.1%
West coast	460,493	3.6%

Total Centers	$812,589	4.0%

Leasing

    Mall Shop space was 93% leased at March 31, 2001. Leasing percentages are calculated on the basis of signed leases and exclude temporary leasing because such leases are on a short term basis (less than one year) and are subject to termination by the Company upon providing the retailer thirty days notice. The following table sets forth leased status for the Company's Centers in the east coast, the midwest and the west coast regions of the United States.

	March 31,
	2001	2000
East coast	95%	95%
Midwest	89%	92%
West coast	94%	91%
Total centers	93%	92%

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

    Average Mall Shop base rent was $33.85 per square foot at March 31, 2001. The following table contains certain information regarding base rent per square foot of Mall Shop leases that have been executed or expired since January 1, 2001.

	Three Months Ended March 31,
	2001	2000
Average base rent of Mall Shop leases, at the end of the period	$33.85	$30.61
Leases expired during the period	33.58	28.22
Leases executed during the period	41.02	31.02

    As required by GAAP, contractual rent increases are recognized as rental income using the straight-line method over the respective lease terms, which may result in the recognition of income not currently billable under the terms of the lease. The amounts of contractual rent recognized for GAAP purposes in excess of rent billed for the three months ended March 31, 2001 and 2000 were $0.7 million and $0.8 million, respectively.

Liquidity and Capital Resources

    At March 31, 2001, the Company had $183 million undrawn under the secured line of credit which is being used as a revolving working capital facility to fund acquisition and redevelopment activities. Through its hedging activities, the Company has fixed a portion of the borrowings under the secured line of credit at the rate of 8.39%.

    At March 31, 2001, the Company's balance of cash and cash equivalents was $30.4 million, not including its proportionate share of cash held by unconsolidated real estate affiliates.

    The Company's consolidated indebtedness at March 31, 2001 was $2,689.9 million, of which $2,592.8 million is fixed rate debt and $97.1 million is variable rate debt after considering interest rate protection agreements totaling $1,554.1 million. The interest rate on the fixed rate debt ranges from 6.39% to 8.38%. The Company's pro-rata share of debt-to-total market capitalization, based on the common stock share price at March 31, 2001, was 56.4%, excluding the Capital Notes from the numerator. The maturity dates of consolidated indebtedness range from 2001 to 2022. Scheduled principal amortization and balloon payments in connection with maturing mortgage indebtedness are included in Note 4 of the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q.

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

    Capital expenditures and capitalized leasing costs totaled $54.6 million and $26.4 million, for the three months ended March 31, 2001 and 2000, respectively. The following table shows the components of capital expenditures and capitalized leasing costs:

	Three Months Ended March 31,
	2001	2000
	($ In Millions)
Renovations and expansions	$46.9	$18.5
Tenant allowances	5.2	4.7
Capitalized leasing costs	2.2	2.0
Other capital expenditures	0.3	1.2

Total	$54.6	$26.4

    Capital expenditures were financed by external funding and recovery of costs from retailers where applicable. The Company is currently involved in several development projects and had outstanding commitments totaling approximately $351.6 million as of March 31, 2001, which will be funded through existing mortgage debt, new mortgage debt and the secured line of credit.

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

Distributions

    A distribution was declared on March 20, 2001 to shareholders of record on March 31, 2001 of $0.3725 per common share for the quarter ended March 31, 2001. The distribution was paid on April 6, 2001.

    On March 27, 2001, the Company declared a pro rata dividend of $0.02456 per common share in accordance with the terms of the Merger Agreement (as defined below), for the period beginning on April 1, 2001 and ending on April 6, 2001. The pro rata dividend was paid on April 6, 2001 to shareholders of record on that date. Prior to the effective time of the Merger (as defined below), no further dividend will be paid by the Company.

    After the Merger (as defined below), the Company intends to review its quarterly cash dividend policy with respect to the common stock. Payment of future cash dividends, if any, will be at the discretion of the Company's board of directors, which may increase the dividend payment up to an annual amount equal to net income per share of common stock calculated based on Australian generally accepted accounting principles.

Recent Developments

  Tender Offer and Merger:

    On February 14, 2001, the Company signed a definitive agreement (the "Merger Agreement") with Westfield America Management Limited ("WAM"), the responsible entity and trustee of Westfield America Trust ("WAT"), for WAM to purchase all of the outstanding shares of common stock of the Company not already owned by WAM or by other subsidiaries of Westfield Holdings Limited ("WHL"), for cash consideration of $16.25 per share. WAM is a wholly-owned subsidiary of WHL. The Merger Agreement provides for WAM to make a tender offer (the "Offer") for the outstanding shares of common stock of the Company not already owned by WAM or by other subsidiaries of WHL. Any shares of the Company's common stock (other than those owned by WAM or by other subsidiaries of WHL) not purchased in the Offer will be acquired by WAM in a second-step cash merger (the "Merger") of a subsidiary of WAM with and into the Company, with the Company as the surviving corporation.

    On March 5, 2001, WAM commenced its Offer for the outstanding shares of common stock of the Company not already owned by WAM or by other subsidiaries of WHL. The Offer expired on April 6, 2001. WAM acquired 13,619,036 shares of common stock of the Company in the Offer. WAM and other subsidiaries of WHL now own approximately 96.1% of the issued and outstanding common stock of the Company.

    The Merger must be approved by two-thirds of the outstanding shares of common stock of the Company. Upon consummation of the Merger, all outstanding shares of common stock of the Company not already owned by WAM or by other subsidiaries of WHL will be cancelled and converted automatically into the right to receive $16.25 per share in cash. After consummation of the Merger, WAM and other subsidiaries of WHL will collectively own approximately 100% of the outstanding shares of Common Stock of the Company and the Company will no longer be publicly traded.

    Upon successful completion of the Merger, holders of the Company's Series C, C-1 and C-2 preferred stock will exchange such preferred stock for Series G preferred stock of the Company. Some of the terms of the Series G preferred stock will vary form those of the Series C, C-1 and C-2 preferred stock. In addition, upon closing of the Merger, certain terms of the Company's Series A, B, D, D-1, E and F preferred stock will be modified.

  World Trade Center:

    On April 26, 2001, Company officials announced that it had reached an agreement with the Port Authority to lease the retail component of the World Trade Center for 99 years. The Company expects the transaction to close within 120 days after the date the agreements were executed. The Company's net leasehold will cover approximately 427,448 square feet of retail space. The Mall has 75 specialty stores, restaurants and service retailers, and will be branded "Westfield Shoppingtown World Trade Center."

Cautionary Statement Concerning Forward-Looking Statements

    This report includes, and future public filings and oral and written statements by the Company and its management may include, statements (other than the consolidated financial statements and other statements of historical fact) that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible future results of operations, earnings, expenses, cash flows, funds from operations and other capital resources of the Company (including with respect to increased revenues and rental rates, cost savings and operating efficiencies) and market trends set forth under (a) "Management's Discussion and Analysis of Financial Condition and Results of Operations," "—Portfolio Data," "—Liquidity and Capital Resources," and "—Distributions," (b) "Quantitative and Qualitative Disclosure about Market Risk" and (c) "Legal Proceedings" and (d) statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "anticipates," "intends," "plans," "estimates," "proposes," "scheduled," or other similar expressions.

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

    The following is a summary of fixed rate debt, average fixed interest rate and average remaining term to maturity for the Company's pro rata share of fixed rate debt and variable rate debt that has been fixed through the use of interest rate swap contracts:

	March 31, 2001	December 31, 2000
	($ In Thousands)
Principal amount of fixed rate debt	$1,201,090	$1,205,402
Principal amount of other current fixed rate payable instruments	1,647,000	1,477,000

	$2,848,090	$2,682,402

Fixed rate debt as a percentage of total notes payable	96.7%	92.7%

Average effective fixed rate (inclusive of margins) of total borrowings and hedges, including delayed start swaps	7.42%	7.40%

Average remaining term (in years) of total fixed rate borrowings and hedges, including delayed start swaps	6.9	7.5

Interest coverage ratio for the quarter ended	1.9	2.0

    The Company has entered into one foreign currency exchange agreement related to the Capital Notes in order to eliminate its exposure to fluctuations in exchange rates.

    As of March 31, 2001, there have been no material changes in the market risks reported in the Company's Annual Report on Form 10-K other than those disclosures in notes 4 and 5 of the Condensed Consolidated Financial Statements for the quarter ended March 31, 2001 included in this quarterly report on Form 10Q.

Part II—Other Information

Item 1: Legal Proceedings

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

    On August 3, 2000, the City of New Haven, Connecticut, the Long Wharf Galleria LLC and New Haven Acquisition LLC filed a lawsuit against the Company, certain of its affiliates and the City of Milford. The lawsuit was filed in the Connecticut Superior Court in New Haven. The complaint alleged, among other things, that the defendants are obstructing the development of the proposed Long Wharf Galleria Mall in New Haven. In addition, the complaint alleged that the defendants violated various Connecticut antitrust and unfair trade practice laws, engaged in vexatious litigation, abuse of legal process and tortuous interference with contracts and business relations. The complaint sought to enjoin the Company from further obstructing such development. On March 21, 2001, the Company entered into a settlement agreement with the plaintiffs whereby all claims were dismissed. The settlement did not have a material adverse impact on the Company's consolidated financial position or results of operations.

    As a result of the Offer, the Company, its directors, WAT and WHL have been named as defendants in substantially similar class action lawsuits filed during February and March 2001. Three actions were filed in the Superior Court of the State of California, County of Los Angeles (Teitelbaum v. WAT, et. al., Kaufman v. WAT, et. al. and Bowlinder v. WAT, et. al.), which have been consolidated into a single action. Two actions were filed in the United States District Court for the Central District of California (Teitelbaum v. WAT, et. al. and Kaufman v. WAT, et. al.), which have been consolidated into a single action. Three actions were brought in the United States District Court for the Western District of Missouri (Rosenberg v. WAT, et. al., Osher v. WAT, et. al. and Washington Savings Bank v. WAT, et. al.).

    The plaintiffs in these cases purport to represent a class of the minority shareholders whose stock in the Company was purchased for $16.25 in cash per share in connection with the Offer. While the allegations contained in each complaint are not identical, the complaints generally assert that the $16.25 per share Offer price is inadequate and does not reflect the value of the assets and future prospects of the Company. The complaints also generally allege that the director defendants engaged in self-dealing without regard to conflicts of interest and that they breached their fiduciary duties in approving the Merger Agreement. The complaints seek remedies including unspecified monetary damages, attorneys' fees and injunctive relief that would, if granted, prevent the completion of the Merger.

    The plaintiffs in the Western District of Missouri filed an Amended Complaint on March 19, 2001 titled David Rosenberg v. Westfield America, Inc. et. al., Civil Action No. 01-0165-CV-W-3 (W.D. Mo.) in which they reallege claims substantially similar to those set forth in the complaints previously filed and add claims for: (i) violation of Section 14(e) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 14e-3(a) promulgated thereunder; and (ii) a declaration as to the applicability of Missouri's Business Combination Statute to the transaction. The Company moved to transfer the actions filed in the Missouri federal court to the Central District of California. The Company's transfer motion was granted on April 27, 2001, though effectiveness of the transfer was stayed until May 21, 2001.

    The plaintiffs in the Central District of California filed an Amended Complaint on April 26, 2001 titled Adrienne Kaufmann, et. al. v. Westfield American, Inc., et. al. Case No. 01-cv-1962 MMM (Ctx) in which they reallege claims substantially similar to those set forth in the complaints previously filed and add a claim for violation of Section 14(e) of the Exchange Act and Rule 14e-3(a) promulgated thereunder.

Item 2: Changes in Securities and Use of Proceeds

    None

Item 3: Defaults Upon Senior Securities

    None

Item 4: Submission of Matters to a Vote of Security Holders

    None

Item 5: Other Information

    None

Item 6: Exhibits and Reports on Form 8-K

(a)
Exhibits:

No.	Description
3.1	Restated Articles of Incorporation of the Company.
3.2	Second Amended and Restated By-Laws of the Company (Exhibit 3.2(1)).
10.1	Eighth Amendment, dated as of May 2, 2001, to the First Amended and Restated Agreement of Limited Partnership of Westfield America Limited Partnership (the "Operating Partnership") dated as of August 3, 1998.
10.2	Agreement and Plan of Merger, dated as of February 14, 2001, by and among Westfield America Management Limited ("WAM") in its capacity as responsible entity and trustee of Westfield America Trust ("WAT") Mall Acquisition Corp. and Westfield America, Inc. (the "Company") (Exhibit (d)(1)(2)).
10.3	Cooperation Agreement, dated as of February 14, 2001, between WAM, in its capacity as responsible entity and trustee of WAT, and Westfield Holdings Limited ("WHL") (Exhibit (d)(2)(2)).
10.4	Preferred Stock Transaction Agreement, dated February 14, 2001, between WAM, in its capacity as responsible entity and trustee of WAT, and Security Capital Preferred Growth Incorporated ("SCPG")(Exhibit (d)(3)(2)).
10.5	Indemnification and Tax Contest Agreement, dated February 14, 2001, between WAM, in its capacity as responsible entity and trustee of WAT, and SCPG (Exhibit (d)(4)(2)).
10.6	Form of Exchange Agreement to be entered into between the Company and SCPG (Exhibit (d)(5)(2)).
10.7	Form of Series G Special Options Deed to be entered into among WAM, in its capacity as responsible entity and trustee of WAT, SCPG and the Company (Exhibit (d)(6)(2)).
10.8	Form of Series G Certificate of Designation (Exhibit (d)(7)(2)).
10.9	Form of Escrow Agreement to be entered into among WAM, in its capacity as responsible entity and trustee of WAT, SCPG and Escrow Agent (Exhibit (d)(8)(2)).
10.10	Side Letter Agreement, dated as of February 15, 2001, between WAM, in its capacity as responsible entity and trustee of WAT, and WHL (Exhibit (d)(9)(2)).

10.11	Waiver, dated as of February 14, 2001, among the Operating Partnership, the Company, SCPG and WAM, in its capacity as responsible entity and trustee of WAT (Exhibit (d)(10)(2)).
10.12	Form of First Amendment to Investor's Agreement to be entered into among WAM, in its capacity as responsible entity and trustee of WAT, WHL, Westfield Corporation, Inc., the Company and Westfield American Investments Pty. Limited (Exhibit (d)(11)(2)).
10.13	Letter Agreement, dated as of February 14, 2001, between WAM, in its capacity as responsible entity and trustee of WAT, and Valley Fair University Towne Member LLC (Exhibit (d)(12)(2)).
10.14	Letter Agreement, dated as of March 1, 2001, between the Company and J.P. Morgan Investment Management, Inc. (Exhibit (d)(13)(2)).
11.1	Statement regarding Computation of Per Share Earnings for the three months ended March 31, 2001.
11.2	Statement regarding Computations of Per Share Earnings for the three months ended March 31, 2000.
12	Statement regarding Computation of Ratios.
99.1	Agreement regarding Disclosure of Long-Term Debt Instruments.

(1)
Incorporated by reference to designated exhibit to the Company's annual report on Form 10-K filed on April 2, 2001.

(2)
Incorporated by reference to designated exhibit to the Tender Offer Statement on Schedule TO filed by WAM, in its capacity as responsible entity and trustee of WAT, on March 5, 2001.

(b)
Reports on Form 8-K:

    The Company filed the following reports on Form 8-K during the three months ended March 31, 2001:

Date of Filing	Items Reported	Financial Statement
February 20, 2001	5,7	No
February 22, 2001	5,7	No
March 23, 2001	5	Yes

    Form 8-K was filed on February 20, 2001. Under Item 5 Other Information, the Company reported two complaints, one of which was filed in state court in Los Angeles County, California, naming the Company, Frank P. Lowy, Francis T. Vincent, Jr., Larry A. Silverstein, David H. Lowy, Herman Huizinga, Bernard Marcus, Roy L. Furman, Frederick G. Hilmer and Peter S. Lowy, together with WAT and WHL, as defendants, and one of which was filed in state court in Los Angeles County, California, naming the Company, its directors and WAT, as defendants. Under Item 7 Financial Statements, Pro Forma Financial Information and Exhibits, the Company filed the related complaints.

    Form 8-K was filed on February 22, 2001. Under Item 5 Other Information, the Company reported two complaints filed in the United States District Court for the Western District of Missouri, naming the Company, its directors and WAT, as defendants. Under Item 7 Financial Statements, Pro Forma Financial Information and Exhibits, the Company filed the related complaints.

    Form 8-K was filed on March 23, 2001. Under Item 5 Other Information, the Company updated its Selected Consolidated Financial Data to December 31, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTFIELD AMERICA, INC.
Date: May 15, 2001	By:	/s/ PETER S. LOWY Peter S. Lowy Director, President and Chief Executive Officer
/s/ MARK A. STEFANEK Mark A. Stefanek Chief Financial Officer and Treasurer

QuickLinks

WESTFIELD AMERICA, INC. AND SUBSIDIARIES FORM 10-Q INDEX
WESTFIELD AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands)
WESTFIELD AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited and In Thousands Except Per Share Amounts)
WESTFIELD AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and In Thousands)
WESTFIELD AMERICA, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited and In Thousands Except Share, Unit and Per Share Amounts)
Part II—Other Information
SIGNATURES