Form 10-Q
period 2001-06-30
WESTFIELD AMERICA INC
filed 2001-08-14
CIK 913283

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
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

(310) 478-4456
Registrant's telephone number, including area code:

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 13, 2001, 78,621,022 shares of Common Stock, par value $0.01 per share, were outstanding.

WESTFIELD AMERICA, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

i

WESTFIELD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Land	$451,149	$478,340
Buildings, improvements and equipment	3,146,428	3,250,941
Less accumulated depreciation	(572,137)	(585,260)

Net property and equipment	3,025,440	3,144,021
Construction in progress	178,669	111,416
Investments in unconsolidated real estate affiliates	293,954	357,498
Direct financing leases receivable	77,194	78,480

Net investment in real estate	3,575,257	3,691,415
Cash and cash equivalents	29,480	24,885
Restricted cash	15,858	19,073
Accounts receivable, net of allowance of $5,946 and $7,744 in 2001 and 2000, respectively	35,390	45,733
Deferred expenses and other assets, net	46,460	48,499

Total assets	$3,702,445	$3,829,605

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable	$2,506,670	$2,641,330
Accounts payable and accrued expenses	161,294	116,039
Distribution payable	11,630	39,567

Total liabilities	2,679,594	2,796,936

Minority interests	101,367	103,874
Series C, D and E preferred stock	361,000	361,000
Common stock	786	733
Series A, B and Z preferred stock	121,005	121,000
Additional paid-in capital	479,075	446,062
Other Comprehensive Loss	(40,382)	—

Total shareholders' equity	560,484	567,795

Total liabilities and shareholders' equity	$3,702,445	$3,829,605

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESTFIELD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and In Thousands Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
		(restated)		(restated)
REVENUES:
Minimum rents	$88,071	$86,122	$178,291	$170,812
Tenant recoveries	39,490	40,036	81,220	78,155
Percentage rents	643	1,658	4,216	4,976

Total revenues	128,204	127,816	263,727	253,943

EXPENSES:
Operating	39,707	39,270	82,570	78,876
Management fees	2,595	2,102	5,242	4,624
Advisory fee	1,884	3,112	4,637	5,408
General and administrative	548	870	943	1,148
Depreciation and amortization	30,876	27,884	61,416	54,999

Total expenses	75,610	73,238	154,808	145,055

OPERATING INCOME	52,594	54,578	108,919	108,888
INTEREST EXPENSE, net	(48,021)	(46,284)	(95,996)	(91,716)
OTHER INCOME AND EXPENSES:
Equity in income of unconsolidated real estate affiliates	4,324	1,805	8,082	3,448
Interest and other income	636	3,467	1,531	8,189
Tender offer expenses	(1,869)	—	(3,415)	—
Interest rate swap reversals	(13,275)	—	(13,275)	—

INCOME BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(5,611)	13,566	5,846	28,809
Minority interests in earnings of consolidated real estate affiliates	(1,281)	(1,202)	(3,374)	(2,006)
Cumulative effect of change in accounting principle	—	—	—	(2,021)

NET (LOSS) INCOME	$(6,892)	$12,364	$2,472	$24,782

Net income allocable to preferred shares	$10,529	$10,510	$21,058	$21,020
Net (loss) income allocable to common shares	(17,421)	1,854	(18,586)	3,762

	$(6,892)	$12,364	$2,472	$24,782

EPS-BASIC:
(Loss) income per share before cumulative effect of change in accounting principle	$(0.24)	$0.03	$(0.25)	$0.08
Cumulative effect per share of change in accounting principle	—	—	—	(0.03)

Net (loss) income per share available to common shareholders	$(0.24)	$0.03	$(0.25)	$0.05

EPS-DILUTED:
(Loss) income per share before cumulative effect of change in accounting principle	$(0.24)	$0.02	$(0.26)	$0.08
Cumulative effect per share of change in accounting principle	—	—	—	(0.03)

Net (loss) income per share available to common shareholders	$(0.24)	$0.02	$(0.26)	$0.05

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	73,471	73,350	73,413	73,348

Diluted	75,635	74,410	75,577	74,448

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESTFIELD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and In Thousands)

	Six Months Ended June 30,
	2001	2000
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,472	$24,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,416	54,999
Amortization of deferred loan fees	2,949	2,587
Equity in income of unconsolidated real estate affiliates	(8,082)	(3,448)
Minority interests in earnings of consolidated real estate affiliates	3,374	2,006
Issuance of common stock to independent directors	—	100
Interest rate swap reversals	13,275	—
Changes in assets and liabilities:
Accounts receivable, net	8,220	6,992
Deferred expenses and other assets	(6,759)	(4,765)
Accounts payable and accrued expenses	(6,088)	(7,547)

Net cash flows provided by operating activities	70,777	75,706

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(160,641)	(74,507)
Cash distributions received from unconsolidated real estate affiliates	14,079	5,609
Cash contributions to unconsolidated joint ventures	(3,985)	(2,842)
Cash and cash equivalent of consolidated partnerships	—	1,270
Direct financing leases receivable repayments	1,286	1,203
Notes receivable repayments	850	—
Decrease in restricted cash	3,215	5,845

Net cash flows used in investing activities	(145,196)	(63,422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of warrants and options, net	—	1,763
Proceeds from issuance of common shares	80,705	—
Issuance of Series Z preferred stock	77	—
Cash distributions paid to preferred shareholders	(21,733)	(20,968)
Cash distributions paid to common shareholders	(56,268)	(54,326)
Cash distributions paid to minority interests	(6,351)	(2,236)
Proceeds from notes payable	197,126	260,509
Proceeds from joint venture of property, net	60,518	—
Principal payments on notes payable	(175,060)	(191,872)

Net cash flows provided by (used in) financing activities	79,014	(7,130)

Net increase in cash and cash equivalents	4,595	5,154
CASH AND CASH EQUIVALENTS, beginning of period	24,885	17,094

CASH AND CASH EQUIVALENTS, end of period	$29,480	$22,248

Supplemental cash flow information provided in Note 9.

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESTFIELD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and In Thousands Except Share, Unit, Square Foot and Per Share Amounts)

1. Organization:

    Westfield America, Inc., a Missouri corporation (the "Company") is primarily in the business of owning, operating, leasing, developing, redeveloping and acquiring super-regional and regional retail shopping centers in major metropolitan areas in the United States. The Company is a publicly traded real estate investment trust ("REIT") with interests in 40 major shopping centers branded nationwide as "Westfield Shoppingtowns," including the recently acquired leasehold interest in the Westfield Shoppingtown World Trade Center. The Company's portfolio of Westfield Shoppingtowns includes clusters of regional and super-regional shopping centers located in nine states in the east coast, midwest and west coast regions of the United States.

    The Company, through its controlling interest in Westfield America Limited Partnership (the "Operating Partnership") and its other subsidiaries and affiliates, owns interests in a portfolio of 28 super-regional shopping centers, 9 regional shopping centers, three power centers (individually, a "Center" and collectively, the "Centers"), 12 separate department store properties which are net leased under financing leases to The May Department Stores Company and certain other real estate investments (collectively, the "Properties").

    The Company is externally managed and advised by subsidiaries of Westfield Holdings Limited ("WHL"), an affiliate of the Company and an Australian public company. The Company has engaged a property management company (the "Manager"), an asset management company (the "Advisor") and a development company (the "Developer") to provide property management, asset management and development services to the Company under agreements that are renewable annually. Each of the Manager, Advisor and Developer is a wholly-owned subsidiary of WHL giving the Company access to WHL's worldwide management expertise and resources.

2. Basis of Presentation:

    The accompanying Condensed Consolidated Financial Statements of the Company are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods have been included. The results for the interim period ended June 30, 2001 are not necessarily indicative of the results to be obtained for the full calendar year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the December 31, 2000 audited Consolidated Financial Statements, and Notes thereto, included in the Company's 2000 Annual Report on Form 10-K filed on April 2, 2001.

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

    The Company enters into interest rate swap contracts and foreign currency hedges to reduce its exposure to fluctuations in interest rates and foreign currency exchange rates. At June 30, 2001, the Company had interest rate swaps and a foreign exchange contract which were accounted for as cash flow hedges. The transition adjustment to implement SFAS 133 resulted in recording a liability and an offset to Other Comprehensive Loss which was $38,643 at January 1, 2001. As of June 30, 2001 the balance of Other Comprehensive Loss is $40,382.

  Accounting Change:

    In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," ("SAB 101") which became effective for periods beginning after December 15, 1999. This bulletin modified the timing of revenue recognition for percentage rent received from tenants by deferring the recognition of such rents until the tenant's sales threshold has been exceeded. The Company adopted SAB 101 during the fourth quarter of 2000, effective January 1, 2000. The cumulative effect of this change in accounting principle, at the adoption date of January 1, 2000, resulted in a charge to income of approximately $2,021. The retroactive application of SAB 101 results in a restatement of the June 30, 2000 balances to conform with the June 30, 2001 presentation.

  Reclassification:

    Certain amounts in the 2000 Condensed Consolidated Financial Statements have been reclassified to conform with the 2001 presentation.

3. Acquisitions:

    In 1996, the Company obtained an option to acquire a 50% interest in Westfield Shoppingtown Garden State Plaza ("GSP"), a super-regional mall with 1,978,000 square feet of gross leasable area, held by affiliates of WHL ("WHL Group"). Additionally, at the time of the Company's initial public offering in May 1997, the Company made a $145,000 participating loan to the WHL Group. In June 2000, the Operating Partnership acquired the 50% interest in GSP for $52,483 after taking into account the mortgage debt on the property, capital obligations and the assumption of the $145,000 participating loan. The consideration paid consisted of 52,483 Series F Preferred Partnership Units in the Operating Partnership ("Series F Preferred Partnership Units") issued to the WHL Group.

4. Dispositions:

    On May 22, 2001, the Company entered into a joint venture transaction (the "Joint Venture") with J.P. Morgan Investment Management, Inc., acting for a group of pension trusts ("J.P. Morgan"). The Company effectively transfered its interest in Westfield Shoppingtown Montgomery ("Montgomery") to the Joint Venture in exchange for a 50% interest in the Joint Venture. Concurrently, the Company and J.P. Morgan entered into a letter agreement pursuant to which the parties have the right to enter into agreements granting JP Morgan the right, under certain circumstances, to put its interest in the Joint Venture for shares of the Company's common stock (the "Put Option") which will be exchangeable pursuant to an exchange right for cash or ordinary units of Westfield America Trust. The Company accounted for the transfer of its interests in Westfield Shoppingtown Montgomery as a financing transaction.

5. Investments in Unconsolidated Real Estate Affiliates:

    As of June 30, 2001, the Company's economic interest in each unconsolidated real estate affiliate is as follows:

Property	Location	Economic Interest
Garden State Plaza	Paramus, NJ	50.0%
Montgomery	Bethesda, MD	50.0%
Plaza Camino Real	Carlsbad, CA	40.0%
UTC	La Jolla, CA	50.0%
Valley Fair	San Jose, CA	50.0%
West Valley	Canoga Park, CA	42.5%

    A summary of the condensed combined balance sheets and statements of income for unconsolidated real estate affiliates is as follows:

	June 30, 2001	December 31, 2000
		(audited)
Investment in real estate:
Land, building and improvements, at cost	$1,461,714	$1,189,211
Less accumulated depreciation and amortization	(182,698)	(166,638)
Construction in progress	8,617	89,202

Net investment in real estate	1,287,633	1,111,775
Notes payable	(755,761)	(571,315)
Other net assets and liabilities and outside interests	(175,493)	(182,962)

Investments in unconsolidated real estate affiliates	$356,379	$357,498

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
				(restated)
Condensed Combined Statements of Income:
Total revenues	$41,375	$25,838	$77,859	$45,973
Costs and expenses:
Operating, general and administrative	10,557	7,174	20,408	12,718
Interest expense, net	10,882	7,466	20,381	13,201
Depreciation and amortization	9,800	6,389	18,191	10,864

Net income	10,136	4,809	18,879	9,190
Outside interests' share of income	(5,812)	(3,004)	(10,797)	(5,742)

Equity in income of unconsolidated real estate affiliates	$4,324	$1,805	$8,082	$3,448

    Significant accounting policies used by the unconsolidated real estate affiliates are similar to those used by the Company.

WESTFIELD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited and In Thousands Except Share, Unit, Square Foot and Per Share Amounts)

6.  Notes Payable:

    As of June 30, 2001 and December 31, 2000, the Company had consolidated indebtedness as follows:

	June 30, 2001	December 31, 2000
		(audited)
Secured line of credit with a group of banks with a maximum commitment of $450,000, interest only payable monthly at LIBOR +1.30% (7.20% effective rate at June 30, 2001), due in 2003	$321,000	$233,000
Unsecured bridge facility with a group of banks, interest only payable monthly at LIBOR + 1.75% (7.89% effective rate at June 30, 2001), due in 2001	150,000	150,000
Unsecured subordinated notes to Australian investors, interest payable semi-annually at LIBOR + 2.32% (8.38% effective rate at June 30, 2001), due in equal installments in 2002 and 2003	200,725	301,088
Collateralized note payable, interest only payable monthly at LIBOR + 0.53% (5.99% effective rate at June 30, 2001) due in 2001.	754,100	754,100
Senior collateralized non-recourse notes, interest at 6.39%, principal and interest payable quarterly, due in 2004	9,483	11,037
Senior collateralized non-recourse notes bearing interest at 7.33%, interest only payable quarterly until 2004, principal and interest payable quarterly thereafter, due in 2014	55,167	55,167
Collateralized commercial mortgage notes due in 2004, interest only payable monthly at 6.78%	75,000	75,000
Collateralized non-recourse note payable to an insurance company, effective interest at 7.00%, principal and interest payable monthly, due in 2018	17,785	18,051
Collateralized non-recourse note payable to an insurance company, effective interest at 7.00%, principal and interest payable monthly, due in 2006	21,694	21,983
Collateralized non-recourse note payable to an insurance company, effective interest at 7.00%, principal and interest payable monthly, due in 2022	70,301	71,025
Collateralized non-recourse note payable to an insurance company, effective interest at 7.00%, principal and interest payable monthly, due in 2002	56,188	57,337
Collateralized non-recourse note payable to an insurance company, effective interest at 7.77%, principal and interest payable monthly, due in 2002	43,091	43,307
Collateralized non-recourse notes payable to an insurance company, effective interest at 7.00%, principal and interest payable monthly, due in 2004	58,329	59,430
Collateralized non-recourse notes payable to insurance companies, interest at 7.72%, principal and interest payable monthly, due in 2010	—	157,352
Collateralized commercial mortgage notes due in 2009, (8.31% interest at June 30, 2001), principal and interest payable monthly	373,074	374,493
Collateralized non-recourse term loan, interest at 7.45%, principle and interest payable monthly, due in 2011	98,147	98,500
Collateralized non-recourse term loan, interest only payable at LIBOR +1.55% (7.65% effective rate at June 30, 2001), due in 2003	57,000	57,000

Collateralized non-recourse term loan, interest only payable at LIBOR +1.55% (7.69% effective rate at June 30, 2001), due in 2003	40,000	40,000
Collateralized construction loan with a maximum commitment of $54,000, interest only payable at LIBOR +1.80% (6.83% effective rate at June 30, 2001), due in 2003	16,738	8,308
Collateralized non-recourse term loan with a maximum commitment of $37,500, interest only payable monthly at LIBOR +1.45% (7.25% effective rate at June 30, 2001), due in 2002	37,500	37,500
Collateralized construction loan with a maximum commitment of $55,500, interest only payable at LIBOR +1.75% (6.35% effective rate at June 30, 2001), due in 2002	43,358	17,652
Collateralized construction loan with a maximum commitment of $170,000, interest only payable at LIBOR +2.00% (5.94% effective rate at June 30, 2001), due in 2004	7,990	—

	$2,506,670	$2,641,330

    Interest costs capitalized for the three and six months ended June 30, 2001 and 2000 were $2,903, $830, $5,217 and $1,539 respectively.

    In June 1998, the Company issued $301,088 of unsecured notes (the "Capital Notes") to Australian investors, repayable in three equal installments due in June 2001, 2002 and 2003. The Capital Notes, which are listed on the Australian Stock Exchange, are denominated in Australian dollars. The first installment due of $100,363 was paid on June 29, 2001. In conjunction with the issuance of the Capital Notes, the Company entered into interest rate swaps and foreign currency hedge agreements which effectively fixed the interest and principal payments due to holders of the Capital Notes in U.S. dollars and fixed the interest rate at 8.38%. The Capital Notes are recorded on the balance sheet at the fixed exchange value of $200,725. Included in Other Comprehensive Loss is $952 related to the interest rate swap at June 30, 2001.

    A certain collateralized non-recourse note payable requires the Company to pay contingent interest equal to 30% of the excess of gross rental receipts (as defined) over a stipulated minimum. During the three months ended June 30, 2001 and 2000 and six months ended June 30, 2001 and 2000, contingent interest totaled $397, $278, $760 and $598, respectively.

    The annual maturities of notes payable and secured line of credit as of June 30, 2001, are as follows:

2001	911,370
2002	291,561
2003	548,504
2004	146,743
2005	12,543
Thereafter	595,949

2,506,670

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

	Notional Amount	Range of Fixed Rates	Range of Maturity Dates
Current swaps where the Company is a receiver of LIBOR	$1,547,000	5.84% to 7.09%	2/11/02 to 12/11/08
Deferred swaps where the Company is a receiver of LIBOR	$435,000	5.99% to 6.90%	6/11/05 to 4/01/08

    Included in Other Comprehensive Loss is $39,430 related to the interest rate swaps at June 30, 2001. For the six months ended June 30, 2001, the Company recognized a loss of $13,275 relating to certain interest rate swaps reversed in conjunction with the anticipated refinancing of an existing collateralized note payable.

WESTFIELD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited and In Thousands Except Share, Unit, Square Foot and Per Share Amounts)

8.  Capital Stock:

  Common Stock:

    As of June 30, 2001, there were 78,621,022 shares of common stock, par value $0.01 per share, outstanding.

    The holders of the Company's common stock vote together as a class on all matters and are entitled to receive dividends, to the extent declared, after payment of dividends on preferred stock. On March 27, 2001, the Company declared a pro rata dividend in accordance with the Merger Agreement (as defined in Note 12), for the period beginning on April 1, 2001 and ending on April 6, 2001, to shareholders of record on April 6, 2001 totaling $2,496, including $0.02456 per common share. The pro rata dividend was paid on April 6, 2001. There has been no dividend declared to holders of record of the common shares in the three months ended June 30, 2001, and prior to the effective time of the Merger (as defined in Note 12) no further dividend will be paid by the Company.

    In May 1998, the Company entered into a stock subscription agreement (the "1998 Subscription Agreement") with WAT. Under the 1998 Subscription Agreement, the Company has the obligation to sell, and WAT has the obligation to purchase, up to A$465,000 (approximately US$235,988 at June 30, 2001) of the Company's common stock in three equal installments at a 5% discount to the then prevailing market price of the Company's common stock at June 2001, 2002 and 2003. In lieu of issuing common stock at each installment date, the Company has the option to pay the 5% discount in cash or common stock. On June 29, 2001 WAT purchased 5,266,159 shares of the Company's common stock (A$155,000) at a subscription price of $15.3259 per common share that reflected a 5% discount as set forth in the 1998 Subscription Agreement.

    Each director who is not an officer of the Company or an employee of WHL or its affiliates is entitled to annual compensation equal to $20 in cash and $20 in common stock. The number of shares issued is based on the share price of the Company's common stock on the anniversary of the director's appointment. In lieu of common stock, four directors were paid $20 cash upon their anniversary dates in May 2001.

  Series Z Preferred Stock:

    On May 2, 2001, the Company issued 4,743 shares of Series Z convertible preferred stock, par value $1.00 per share (the "Series Z Preferred Stock"), to accredited investors for approximately $77. In accordance with the Merger Agreement, the Company issued the Series Z Preferred Stock in order to maintain its status as a REIT for U.S. federal tax purposes. The holders of the Series Z Preferred Stock are entitled to the same dividend rights as the holders of shares of the Company's common stock. Each share of Series Z Preferred Stock has a liquidation preference of $16.25 and immediately after the effective time of the Merger, will be automatically converted into one share of the Company's common stock. The holders of the Series Z Preferred Stock are not entitled to vote at the special meeting of shareholders to be convened to vote on the Merger and do not have any redemption rights with respect to the Series Z Preferred Stock. Such shares of Series Z Preferred Stock were issued in a private placement to the above mentioned accredited investors pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) of the Securities Act.

  Operating Partnership Units:

    As consideration for the acquisition of the 50% partnership interest in Garden State Plaza in June 2000, the Operating Partnership issued 52,483 Series F Partnership Preferred Units. Under certain circumstances, the holders of Series F Partnership Preferred Units may exchange their units for cash, or, at the discretion of the Company, an equivalent number of shares of Series F Preferred Stock. Each Series F Partnership Preferred Unit has a liquidation preference of $1,000, plus all accrued and unpaid distributions, and the holder of a Series F Partnership Preferred Unit is entitled to receive from the Operating Partnership annual distributions equal to the greater of $85.00 per unit or 51.4933 multiplied by the dividend per share declared per common share. The Operating Partnership has the option to redeem the Series F Partnership Preferred Units any time after June 2020 at a redemption price of $1,000 per unit, which is equal to the liquidation preference.

    Under certain circumstances, investors in the Operating Partnership may exchange their investor unit rights (the "Investor Unit Rights") for cash or, at the discretion of the Company, shares of the Company's common stock. Holders of Investor Unit Rights are entitled to receive from the Operating Partnership, when declared, distributions per Investor Unit Right equal to the distribution per share paid to holders of the Company's common stock. At June 30, 2001 and December 31, 2000 there were 2,164,235 Investor Unit Rights outstanding.

    In 1998 and 1999, the Company acquired partnership interests in Independence Mall. The consideration consisted of cash and partnership units in affiliated partnerships (the "Independence Partnership Units"). Under certain circumstances, the holders of these partnership units may exchange their units for cash or, at the discretion of the Company, an equivalent number of shares of the Company's common stock. In addition, the holders of partnership units in Independence Mall have the right to exchange their partnership units for Investor Unit Rights in the Operating Partnership. At June 30, 2001 and December 31, 2000, there were 911,185 of these partnership units outstanding.

  Warrant:

    In June 2000, the Company issued a warrant (the "2000 Warrant") to Westfield America Trust ("WAT"), an Australian public company and an affiliate of the Company, to purchase the Company's common stock. The 2000 Warrant, which expires in June 2025, entitles WAT to purchase up to 2,840,000 shares of the Company's common stock at an exercise price of $19.42 per share. WAT can, with the Company's consent at such time, surrender any Series F cumulative redeemable preferred stock ("Series F Preferred Stock") owned by WAT as consideration for the exercise of the 2000 Warrants.

  Earnings Per Share:

    The following is a summary of the elements used in calculating basic and diluted earnings per share ("EPS"):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000
		(restated)		(restated)
Net (loss) income before cumulative change in accounting principle	$(6,892)	$12,364	$2,472	$26,803
Cumulative effect of change in accounting principle	—	—	—	(2,021)

Net (loss) income	(6,892)	12,364	2,472	24,782
Less: preferred stock dividends	(10,529)	(10,510)	(21,058)	(21,020)

Net (loss) income for basic EPS	(17,421)	1,854	(18,586)	3,762
Add: net (loss) income allocable to Investor Unit Rights	(666)	—	(748)	—

Net (loss) income for diluted EPS	$(18,087)	$1,854	$(19,334)	$3,762

Weighted average common shares outstanding (denominator for basic EPS)	73,470,603	73,350,029	73,413,053	73,348,285
Diluted equivalent common shares:
1998 Subscription Agreement	—	1,059,585	—	1,100,033
Investor Unit Rights	2,164,235	—	2,164,235	—

Weighted average common shares and common share equivalents outstanding (denominator for diluted EPS)	75,634,838	74,409,614	75,577,288	74,448,318

EPS-BASIC:
(Loss) income per share before cumulative effect of change in accounting principle	$(0.24)	$0.03	$(0.25)	$0.08
Cumulative effect per share of change in accounting principle	—	—	—	(0.03)

Net (loss) income per share available to common shareholders	$(0.24)	$0.03	$(0.25)	$0.05

EPS-DILUTED:
(Loss) income per share before cumulative effect of change in accounting principle	$(0.24)	$0.02	$(0.26)	$0.08
Cumulative effect per share of change in accounting principle	—	—	—	(0.03)

Net (loss) income per share available to common shareholders	$(0.24)	$0.02	$(0.26)	$0.05

    For the three and six months ended June 30, 2001, the Company's preferred shares, the Partnership Preferred Units, Independence Partnership Units, shares issuable under the subscription agreement and warrants were not included in the earnings per share calculation as their effect is antidilutive. For the three and six months ended June 30, 2000, the Company's preferred shares, the Partnership Preferred Units, Independence Partnership Units and Investor Unit Rights were not included in the earnings per share calculation, as their effect is antidilutive.

9.  Supplemental Cash Flow Information:

    For the six months ended June 30, 2001 and 2000, the Company paid interest totaling $100,890 and $92,571, respectively, net of capitalized interest.

  Non cash investing and financing information:

    Prior to the formation of the Joint Venture with J.P. Morgan, which effectively transferred the Company's interest in Montgomery in exchange for a 50% interest in the Joint Venture, Montgomery was included in the Company's consolidated accounts. Subsequent to the formation of the Joint Venture, the Company began accounting for Montgomery under the equity method. The Company's interest in the assets and liabilities effectively transferred to the Joint Venture were as follows:

Land	$32,989
Building & Improvements	170,652
Less accumulated depreciation	(62,095)
Construction in progress	9,281

Net Investment in real estate	150,827
Other Assets & Liabilities, Net	4,884
Note Payable	(156,726)

Non-cash change to investments in unconsolidated real estate affiliates	$(1,015)

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

    During the six months ended June 30, 2001, construction in progress totaling $62,460 was placed into service.

10.  Related Parties:

    The Manager entered into an agreement with the Company to manage and lease the properties in the Company's portfolio beginning January 1, 1995. In consideration for providing these management services, the Manager is reimbursed certain recoverable property operating costs including mall related payroll, and is entitled to receive gross fees of 5% of minimum and percentage rents received by the Company. Property management fees totaling $2,595 and $2,102, net of capitalized leasing fees of $2,022 and $2,685, were expensed by the Company for the three months ended June 30, 2001 and 2000, respectively. Property management fees totaling $5,242 and $4,624, net of capitalized leasing fees of

$4,253 and $4,694 were expensed by the Company for the six months ended June 30, 2001 and 2000, respectively. Included in accounts payable and accrued expenses at June 30, 2001 and December 31, 2000 are management fees payable to the Manager totaling $1,509 and $1,692, respectively.

    In addition to the management fees, the Manager was reimbursed for recoverable operating costs, including mall related payroll costs, totaling $6,086 and $5,749, for the three months ended June 30, 2001 and 2000, respectively, and $12,667 and $11,782 for the six months ended June 30, 2001 and 2000, respectively.

    The Company entered into a Master Development Framework Agreement with the Developer under which the Company granted the Developer the exclusive right to carry out expansion, redevelopment and related works on the Company's wholly-owned shopping centers and to endeavor to have the Developer be appointed by the relevant partner to carry out similar activities for jointly owned real estate affiliates. During the three months ended June 30, 2001 and 2000, the Company reimbursed the Developer $53,966 and $20,355, respectively and $86,628 and $31,653 for the six months ended June 30, 2001 and 2000, respectively for expansion, redevelopment and related work.

    In July 1996, the Company engaged the Advisor to provide a variety of asset management and investment services, subject to supervision of the Company. The Advisor is entitled to an annual fee equal to 25% of the annual Funds from Operations ("FFO") in excess of the Advisory FFO Amount ($167,672 at June 30, 2001), but not to exceed 55 basis points of the Net Equity Value (as defined) of the Company's assets. The Advisory FFO amount increases whenever the Company issues additional equity. The advisory fee was $1,884 and $3,112 for the three months ended June 30, 2001 and 2000, respectively and $4,637 and $5,408 for the six months ended June 30, 2001 and 2000, respectively.

    Included in interest and other income for the three months and six months ended June 30, 2000 is interest income in the Garden State Plaza Loan totaling $2,658 and $6,646, respectively. There was no such interest for the three months and six months ended June 30, 2001.

11.  Commitments and Contingencies:

    The Company is currently involved in several development projects and had outstanding commitments (including those of unconsolidated partnerships) totaling approximately $284,641 at June 30, 2001.

    The Company and the Operating Partnership are guarantors under a construction loan with an outstanding balance of $61,217 at June 30, 2001 entered into by Valley Fair Mall LLC, an unconsolidated real estate affiliate of the Company, and are subject to certain restrictive covenants relating to the maintenance of specific performance ratios such as minimum net worth, debt service coverage ratio, and debt to equity ratio. As of June 30, 2001, the Company was in compliance with these covenants.

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

    As a result of the Offer (as defined in Note 12), the Company, its directors, WAT and WHL have been named as defendants in substantially similar class action lawsuits filed during February and March 2001. Three actions were filed in the Superior Court of the State of California, County of Los Angeles (Teitelbaum v. WAT, et. al., Kaufman v. WAT, et. al. and Bowlinder v. WAT, et. al.), which have been consolidated into a single action. Two actions were filed in the United States District Court for the Central District of California (Teitelbaum v. WAT, et. al. and Kaufman v. WAT, et. al.), which have been consolidated into a single action. Three actions were brought in the United States District Court for the Western District of Missouri (Rosenberg v. WAT, et. al., Osher v. WAT, et. al. and Washington Savings Bank v. WAT, et. al.).

    The plaintiffs in these cases purport to represent a class of the minority shareholders whose stock in the Company was purchased for $16.25 in cash per share in connection with the Offer. While the allegations contained in each complaint are not identical, the complaints generally assert that the $16.25 per share Offer price is inadequate and does not reflect the value of the assets and future prospects of the Company. The complaints also generally allege that the director defendants engaged in self-dealing without regard to conflicts of interest and that they breached their fiduciary duties in approving the Merger Agreement (as defined in Note 12). The complaints seek remedies including unspecified monetary damages, attorneys' fees and injunctive relief that would, if granted, prevent the completion of the Merger (as defined in Note 12).

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

    In May 2001, the Company, WAM (as defined in Note 12) and the counsel for the plaintiffs entered into a memorandum of understanding providing for a settlement of all the actions, which if approved by the court, will result in the class actions being dismissed with prejudice. The memorandum of understanding does not provide for the payment of damages by the Company in connection with resolution of the lawsuits. The Company believes that neither the settlement nor the litigation will have a material effect on its business. The settlement agreement will be submitted to the District Court for approval during the summer of 2001.

12.  Subsequent Events:

  Tender Offer and Merger:

    On February 14, 2001, the Company signed a definitive agreement (the "Merger Agreement") with Westfield America Management Limited ("WAM"), the responsible entity and trustee of WAT, for WAM to purchase all of the outstanding shares of common stock of the Company not already owned by WAM or by other subsidiaries of WHL, for cash consideration of $16.25 per share. WAM is a wholly-owned subsidiary of WHL. The Merger Agreement provides for WAM to make a tender offer (the "Offer") for the outstanding shares of common stock of the Company not already owned by WAM or by other subsidiaries of WHL. Any shares of the Company's common stock (other than those owned by WAM or by other subsidiaries of WHL) not purchased in the Offer will be acquired by WAM in a second-step cash merger (the "Merger") of a subsidiary of WAM with and into the Company, with the Company as the surviving corporation.

    On March 5, 2001, WAM commenced its Offer for the outstanding shares of common stock of the Company not already owned by WAM or by other subsidiaries of WHL. The Offer expired on April 6, 2001. WAM acquired 13,619,036 shares of common stock of the Company in the Offer. WAM and other subsidiaries of WHL now own approximately 96.4% of the issued and outstanding common stock of the Company.

    The Merger must be approved by two-thirds of the outstanding shares of common stock of the Company. Upon consummation of the Merger, all outstanding shares of common stock of the Company not already owned by WAM or by other subsidiaries of WHL will be cancelled and converted automatically into the right to receive $16.25 per share in cash. After consummation of the Merger, WAM and other subsidiaries of WHL will collectively own approximately 100% of the outstanding shares of Common Stock of the Company, and the shares of common stock of the Company will no longer be publicly traded.

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

  Debt Refinancings:

    On July 11, 2001 the Company closed an $800,000 loan with UBS and Lehman. The ten year loan is secured by first mortgages on nine Westfield Shoppingtowns: Parkway Plaza, West Covina, Horton Plaza, Fox Hills, Northwest Plaza, Crestwood, Mid Rivers, West Park and Enfield. Interest is provided at 7.2425%. Additionally, UBS and Lehman provided a separate $120,500 two-year, floating rate loan secured by Westfield Shoppingtowns Plaza Bonita and Capital Mall. Proceeds from these refinancings were used to repay an existing $754,100 collateralized note payable and to repay a $150,000 unsecured bridge facility, both of which mature in December 2001.

  World Trade Center:

    On July 24, 2001, the Company executed an agreement with the Port Authority of New York and New Jersey (the "Port Authority") to lease the retail component of the World Trade Center for 99 years. The Company's net leasehold covers approximately 427,000 square feet of retail space. In connection with this agreement, the Company closed a $100,000 loan with UBS. The three year loan carries an interest rate at the greater of the Treasury Rate +2.65% or 6.60%. The proceeds from the loan were used to fund the initial lease payment.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    Westfield America, Inc., a Missouri corporation (the "Company"), is a publicly traded real estate investment trust ("REIT") specializing in enclosed shopping centers. The Company currently has interests in 40 major shopping centers branded as "Westfield Shoppingtowns," including the recently acquired leasehold interest in the Westfield Shoppingtown World Trade Center. The Company's portfolio of Westfield Shoppingtowns includes clusters of shopping centers in major markets in the east coast, midwest and west coast regions of the United States.

    The Company has been engaged for over 40 years in the business of owning, operating, leasing, developing, redeveloping and acquiring regional and super-regional shopping centers. The Company's portfolio of 40 shopping centers (the "Centers") consists of 28 super-regional shopping centers with approximately 31.0 million square feet of space, 9 regional shopping centers with approximately 5.6 million square feet of space, three power centers with approximately 1.5 million square feet of space and seven office buildings adjacent to its Centers with approximately 646,000 square feet of space, representing approximately 80.0%, 14.5%, 3.8%, and 1.7%, respectively, of the Company's 38.7 million square feet of retail and office space generally referred to as gross leasable area ("Total GLA").

    The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the Notes thereto for the six months ended June 30, 2001 and the Consolidated Financial Statements of the Company for the year ended December 31, 2000 included in the Company's 2000 Annual Report on Form 10-K filed on April 2, 2001.

General Background

    At June 30, 2001 and for the six months then ended, the Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 34 Centers, the equity in income in five properties held by unconsolidated real estate affiliates, including Westfield Shoppingtown Montgomery, which was joint ventured in May 2001, and 12 separate department store properties that are net leased to The May Department Stores Company (the "May Company") under finance leases.

    At June 30, 2000 and for the six months then ended, the Condensed Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 33 centers, the equity in income of six properties held by unconsolidated real estate affiliates, including Westfield Shoppingtown Garden State Plaza, which was acquired in June 2000 and Westfield Shoppingtown Vancouver which became consolidated on October 6, 2000, 12 separate departments store properties that are net leased to the May Company under finance leases and a $145 million participating loan made to Garden State Plaza.

    Fluctuations in the Company's results of operations from period to period reflect the acquisition of a 50% interest in Westfield Shoppingtown Garden State Plaza in June 2000, and an additional 49.5% interest in Westfield Shoppingtown Vancouver in October 2000, and the effective conveyance of the Company's interest in Westfield Shoppingtown Montgomery ("Montgomery") to a newly formed joint venture (the "Joint Venture") in May 2001, in which the Company owns a 50% interest. These transactions are referred to as the "Property Transactions". Additionally, operating results reflect the restatement of the 2000 results for the retroactive adoption of Staff Accounting Bulletin No. 101, which requires percentage rents to be recognized as revenue only when each tenant's sales exceed its sales threshold.

Results of Operations

Comparison of the three months ended June 30, 2001 to the three months ended June 30, 2000

    Total revenues increased $0.4 million to $128.2 million for the three months ended June 30, 2001 as compared to $127.8 million for the same period in 2000. Excluding the Property Transactions previously noted, total revenues increased $0.8 million or 0.7% due to increased occupancy and rental rates across the portfolio, and higher minimum rents generated by recently completed redevelopments at Westfield Shoppingtowns Annapolis, Connecticut Post, Independence and Parkway. These increases were partially offset by lower minimum rent due to current redevelopments at Westfield Shoppingtowns Promenade and West County, and lower recovery revenues and percentage rents.

    Total expenses increased $2.4 million to $75.6 million for the three months ended June 30, 2001, as compared to $73.2 million for the same period in 2000. Excluding the Property Transactions previously noted, total expenses increased $2.1 million or 3.0% due primarily to depreciation on recently completed redevelopments, increases in utilities, snow removal, and management fees, partially offset by a decrease in the advisory fee due to the issuance of equity related to the Garden State Plaza acquisition in June 2000.

    Interest expense net of capitalized interest of $2.9 million, increased $1.7 million to $48.0 million for the three months ended June 30, 2001 as compared to $46.3 million for the same period in 2000, due primarily to secured debt assumed and issued in conjunction with the acquisition of an additional 49.5% interest in Vancouver, the acquisition of two former Montgomery Wards stores at Westfield Shoppingtowns Plaza Bonita and Topanga and completed redevelopments, partially offset by a decrease in interest rates on variable rate debt and the effective conveyance of the Company's interest in Montgomery to the Joint Venture in May 2001.

    Equity in income of unconsolidated real estate affiliates increased $2.5 million to $4.3 million for the three months ended June 30, 2001 due primarily to the acquisition of a 50% interest in Westfield Shoppingtown Garden State Plaza in June 2000 and the effective conveyance of the Company's interest in Montgomery to the Joint Venture in May 2001.

    Interest and other income decreased $2.8 million due primarily to the repayment of the $145 million participating note in connection with the Garden State Plaza acquisition in June 2000.

    Tender offer expenses of $1.9 million for the three months ended June 30, 2001 represent costs, incurred by the special committee of the Board of Directors, in connection with the recent offer by Westfield America Trust to acquire all shares of common stock not already held by it and certain affiliates.

    Interest rate swap reversals totaling $13.3 million for the three months ended June 30, 2001 were recognized on certain interest rate hedges in conjunction with the anticipated refinancings of certain debt in July 2001.

    Net income (loss) decreased $19.3 million to ($6.9 million) for the three months ended June 30, 2001 as compared to $12.4 million for the same period in 2000. Excluding the Property Transactions previously noted, net income (loss) decreased $18.5 million for the reasons discussed above.

Comparison of the six months ended June 30, 2001 to the six months ended June 30, 2000

    Total revenues increased $9.8 million to $263.7 million for the six months ended June 30, 2001, as compared to $253.9 million for the same period in 2000. Excluding the Property Transactions previously noted, total revenues increased $7.3 million or 3.1% due to increased occupancy and rental rates across the portfolio, higher minimum rents generated by recently completed redevelopments at Westfield Shoppingtowns Annapolis, Connecticut Post, Independence and Parkway and higher recovery revenues due to higher operating expenses. These increases were partially offset by lower minimum rent due to current redevelopments at Westfield Shoppingtowns Promenade and West County and lower percentage rents.

    Total expenses increased $9.7 million to $154.8 million for the six months ended June 30, 2001 as compared to $145.1 million for the same period in 2000. Excluding the Property Transactions previously noted, total expenses increased $7.2 million or 5.0% due primarily to depreciation on recently completed redevelopments, increases in utilities, snow removal, property taxes and management fees, partially offset by a decrease in the advisory fee.

    Interest expense, net of capitalized interest of $5.2 million, increased $4.3 million to $96.0 million for the six months ended June 30, 2001 as compared to $91.7 million for the same period in 2000, due primarily to secured debt assumed and issued in conjunction with the acquisition of an additional 49.5% interest in Vancouver, the acquisition of two former Montgomery Wards stores at Westfield Shoppingtowns Plaza Bonita and Topanga, and completed redevelopments, partially offset by a decrease in interest rates on variable rate debt and the effective conveyance of the Company's interest in Montgomery to the Joint Venture in May 2001.

    Equity in income of unconsolidated real estate affiliates increased $4.6 million to $8.1 million for the six months ended June 30, 2001 due primarily to the acquisition of a 50% interest in Westfield Shoppingtown Garden State Plaza in June 2000 and the effective conveyance of the Company's interest in Montgomery to the Joint Venture in May 2001.

    Interest and other income decreased $6.7 million due primarily to the repayment of the $145 million participating note in connection with the Garden State Plaza acquisition in June 2000.

    Tender offer expenses of $3.4 million for the six months ended June 30, 2001 represent costs, incurred by the special committee of the Board of Directors, in connection with the recent offer by Westfield America Trust to acquire all shares of common stock not already held by it and certain affiliates.

    Minority interest in earnings of consolidated real estate affiliates increased $1.4 million to $3.4 million for the six months ended June 30, 2001 due primarily to the issuance of preferred operating partnership units in conjunction with the Garden State Plaza acquisition partially offset by the allocation of losses attributable to other Operating Partnership interests.

    Interest rate swap reversals totaling $13.3 million for the six months ended June 30, 2001 were recognized on certain interest rate hedges in conjunction with the anticipated refinancings of certain debt in July 2001.

    The cumulative effect of change in accounting principle of $2.0 million for 2000 relates to the retroactive adoption of SAB 101 mentioned previously.

    Net income (loss) decreased $22.3 million or 90% to $2.5 million for the six months ended June 30, 2001 as compared to $24.8 million for the same period in 2000. Excluding the Property Transactions previously noted, net income (loss) decreased $22.7 million for the reasons discussed above.

FFO Funds From Operations

    The Company computes FFO as net income (loss) (computed in accordance with accounting principles generally accepted in the United States ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated real estate affiliates. The Company also believes that tender offer expenses and interest rate swap reversals should be excluded from FFO. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP)

as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. In addition, FFO as computed by the Company, may not be comparable to similarly titled figures reported by other REITs. The Company believes that FFO is an effective measure of the Company's operating performance because analysts and investors usually use FFO in analyzing the operating results of real estate companies rather than using earnings per share.

    The following is a summary of the Company's FFO and a reconciliation of net income to FFO for the periods presented (amounts in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
		(restated)		(restated)
Funds from Operations	$45,633	$44,842	$93,316	$89,544

Increase in Funds from Operations from prior period	1.8%		4.2%

Reconciliation:
Net income	$(6,892)	$12,364	$2,472	$24,782
Tender offer expenses	1,869	—	3,415	—
Interest rate swap reversals	13,275	—	13,275	—
Cumulative effect of change in accounting principle:
Consolidated properties	—	—	—	2,021
Unconsolidated real estate affiliates	—	—	—	143
Minority interest portion	—	—	—	(70)
Income allocable to Investor Unit Rights	790	779	2,163	1,181
Depreciation and amortization:
Deferred financing leases	648	607	1,286	1,203
Consolidated properties	30,876	27,884	61,416	54,999
Unconsolidated real estate affiliates	5,488	3,542	10,080	5,955
Minority interest portion	(421)	(334)	(791)	(670)

Funds from Operations	$45,633	$44,842	$93,316	$89,544

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

    The Company's EBITDA after minority interest plus its pro-rata share of EBITDA of unconsolidated real estate affiliates increased from $186.7 million for the six months ended June 30, 2000 to $198.1 million for the same period in 2001. The growth in EBITDA reflects the Property Transactions previously noted, increased rental rates, increased retailer sales, improved occupancy levels and effective control of operating costs.

    The following is a summary of the Company's EBITDA and a reconciliation of EBITDA to FFO (which has been reconciled to the Company's net income above) for the periods presented (amounts in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	($ In Thousands)		($ In Thousands)
		(restated)		(restated)
EBITDA	$98,341	$94,271	$198,143	$186,699

Increase in EBITDA from prior period	4.3%		6.1%

Reconciliation:
Funds from Operations	$45,633	$44,842	$93,316	$89,544
Interest expense:
Consolidated properties	48,021	46,863	95,996	91,716
Unconsolidated real estate affiliates	5,290	3,220	9,977	6,535
Minority interest portion	(603)	(654)	(1,146)	(1,096)

EBITDA	$98,341	$94,271	$198,143	$186,699

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

    The following table summarizes certain quarterly data for 2000 and the first two quarters of 2001 for the Company's Centers (amounts in thousands, except percentages):

	1st Quarter		2nd Quarter	3rd Quarter		4th Quarter
2001 Quarterly Data:
Mall Shop sales	$812,589		$877,644	$	N/A	$	N/A
Revenues	$172,902		$170,215	$	N/A	$	N/A
Percentage leased(1)	93%		94%		N/A		N/A
2000 Quarterly Data:
Mall Shop sales(2)	$700,778		778,533		777,814		1,162,275
Revenues(3)	$150,985	(2)	157,120		173,686		185,667
Percentage leased(1)	92	%(2)	93%		94%		94%

(1)
Excludes West County, currently under redevelopment.

(2)
Excludes Garden State Plaza acquired June 1, 2000.

(3)
Restated for SAB 101.

Reported Tenant Sales Volume

    Total sales for Mall Shops (retail stores with less than 20,000 square feet of GLA) affect revenue and profitability levels of the Company because they determine the amount of minimum rent the Company can charge, the percentage rent it realizes and the recoverable expenses (common area maintenance, real estate taxes, etc.) the retailers can afford to pay. Mall Shop sales for the Company's Centers for the six months ended June 30, 2001 increased 2.0% on a per square foot basis over the same period in 2000. The Company believes that these sales trends enhance the Company's ability to obtain higher rents from retailers.

    The table below sets forth Mall Shop sales and per square foot percentage increases of those sales over the same periods in 2000 for the Company's Centers, in the east coast, the midwest and the west coast regions of the United States (amounts in thousands, except percentages):

	Three Months Ended June 30, 2001		Six Months Ended June 30, 2001
	Mall Shop Sales	Increase Per Sq. Ft.	Mall Shop Sales	Increase Per Sq. Ft.
East coast	$301,298	(1.7)%	$571,456	0.7%
Midwest	78,754	2.6%	159,602	4.1%
West coast	497,592	(0.4)%	959,175	1.5%

Total Centers	$877,644	0.0%	$1,690,233	2.0%

Leasing

    Mall Shop space was 94% leased at June 30, 2001. Leasing percentages are calculated on the basis of signed leases and exclude temporary leasing because such leases are on a short term basis (less than one year) and are subject to termination by the Company upon providing the retailer thirty days notice. The following table sets forth leased status for the Company's Centers in the east coast, the midwest and the west coast regions of the United States.

	June 30,
	2001	2000
East coast	95%	94%
Midwest	91%	92%
West coast	94%	93%
Total centers	94%	93%

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

    Average Mall Shop base rent was $33.82 per square foot at June 30, 2001. The following table contains certain information regarding base rent per square foot of Mall Shop leases that have been executed or expired since January 1, 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Average base rent of Mall Shop leases, at the end of the period	$33.82	$32.26	$33.82	$32.26
Leases expired during the period	33.87	30.51	33.72	29.15
Leases executed during the period	43.53	35.44	42.02	33.26

    As required by GAAP, contractual rent increases are recognized as rental income using the straight-line method over the respective lease terms, which may result in the recognition of income not currently billable under the terms of the lease. The amounts of contractual rent recognized for GAAP purposes in excess of rent billed for the three months and six months ended June 30, 2001 and 2000 were $0.6 million, $0.8 million, $1.3 million and $1.7 million, respectively.

Liquidity and Capital Resources

    At June 30, 2001, the Company had $129 million undrawn under the secured line of credit which is being used as a revolving working capital facility to fund acquisition and redevelopment activities. Through its hedging activities, the Company has fixed a portion of the borrowings under the secured line of credit at the rate of 8.39%.

    At June 30, 2001, the Company's balance of cash and cash equivalents was $29.5 million, not including its proportionate share of cash held by unconsolidated real estate affiliates.

    The Company's consolidated indebtedness at June 30, 2001 was $2,506.7 million, of which $2,425.3 million is fixed rate debt and $81.4 million is variable rate debt after considering interest rate protection agreements totaling $1,547.0 million. The interest rate on the fixed rate debt ranges from 6.39% to 8.38%. The Company's pro-rata share of debt-to-total market capitalization, based on the common stock share price at June 30, 2001, was 56.8%, excluding the unsecured notes issued by the company in June 1998 (the "Capital Notes") from the numerator. Subsequent to the refinancing of certain debt on July 11, 2001, the maturity dates of consolidated indebtedness range from 2002 to 2022. Scheduled principal amortization and balloon payments in connection with maturing mortgage indebtedness are included in Note 4 of the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q.

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

    Capital expenditures and capitalized leasing costs totaled $115.2 million and $75.2 million, for the six months ended June 30, 2001 and 2000, respectively. The following table shows the components of capital expenditures and capitalized leasing costs:

	Six Months Ended June 30,
	2001	2000
	($ In Millions)
Renovations and expansions	$101.5	$58.4
Tenant allowances	8.7	10.8
Capitalized leasing costs	4.3	4.7
Other capital expenditures	0.7	1.3

Total	$115.2	$75.2

    Capital expenditures were financed by external funding and recovery of costs from retailers where applicable. The Company is currently involved in several development projects and had outstanding commitments (including those of unconsolidated partnerships) totaling approximately $284.6 million as of June 30, 2001 which will be funded through existing mortgage debt, new mortgage debt and the secured line of credit.

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

Distributions

    The holders of the Company's common stock vote together as a class on all matters and are entitled to receive dividends, to the extent declared, after payment of dividends on preferred stock. On March 27, 2001, the Company declared a pro rata dividend in accordance with the Merger Agreement (as defined below), for the period beginning on April 1, 2001 and ending on April 6, 2001, to shareholders of record on April 6, 2001 totaling $2,496,000, including $0.02456 per common share. The pro rata dividend was paid on April 6, 2001. There has been no other dividend declared to holders of record of the common shares in the three months ended June 30, 2001 and prior to the effective time of the Merger (as defined below) no further dividend will be paid by the Company.

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

    On March 5, 2001, WAM commenced its Offer for the outstanding shares of common stock of the Company not already owned by WAM or by other subsidiaries of WHL. The Offer expired on April 6, 2001. WAM acquired 13,619,036 shares of common stock of the Company in the Offer. WAM and other subsidiaries of WHL now own approximately 96.4% of the issued and outstanding common stock of the Company.

    The Merger must be approved by two-thirds of the outstanding shares of common stock of the Company. Upon consummation of the Merger, all outstanding shares of common stock of the Company not already owned by WAM or by other subsidiaries of WHL will be cancelled and converted automatically into the right to receive $16.25 per share in cash. After consummation of the Merger, WAM and other subsidiaries of WHL will collectively own approximately 100% of the outstanding shares of common stock of the Company, and the shares of the common stock of the Company will no longer be publicly traded.

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

  Debt Refinancings:

    On July 11, 2001 the Company closed an $800 million loan with UBS Warburg Real Estate Investments Inc., ("UBS") and Lehman Brothers ("Lehman"). The ten year loan is secured by first mortgages on nine Westfield Shoppingtowns: Parkway Plaza, West Covina, Horton Plaza, Fox Hills, Northwest Plaza, Crestwood, Mid Rivers, West Park and Enfield. Interest is provided at 7.2425%. Additionally, UBS and Lehman provided a separate $120.5 million two-year, floating rate loan secured by Westfield Shoppingtowns Plaza Bonita and Capital Mall. Proceeds from these refinancings were used to repay an existing $754.1 million collateralized note payable and to repay a $150 million unsecured bridge facility, both of which mature in December 2001.

  World Trade Center:

    On July 24, 2001, the Company executed an agreement with the Port Authority of New York and New Jersey (the "Port Authority") to lease the retail component of the World Trade Center for 99 years. The Company's net leasehold covers approximately 427,000 square feet of retail space. In connection with this agreement, the Company closed a $100 million loan with UBS. The three year loan carries an interest rate at the greater of the Treasury Rate +2.65% or 6.60%. The proceeds were used to fund the initial lease payment.

Cautionary Statement Concerning Forward-Looking Statements

    This report includes, and future public filings and oral and written statements by the Company and its management may include, statements (other than the consolidated financial statements and other statements of historical fact) that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible future results of operations, earnings, expenses, cash flows, funds from operations and other capital resources of the Company (including with respect to increased revenues and rental rates, cost savings and operating efficiencies) and market trends set forth under (a) "Management's Discussion and Analysis of Financial Condition and Results of Operations," "-Portfolio Data," "-Liquidity and Capital Resources," and "-Distributions," (b) "Quantitative and Qualitative Disclosure about Market Risk" and (c) "Legal Proceedings" and (d) statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "anticipates," "intends," "plans," "estimates," "proposes," "scheduled," or other similar expressions.

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

    The following is a summary of fixed rate debt, average fixed interest rate and average remaining term to maturity for the Company's pro rata share of fixed rate debt and variable rate debt that has been fixed through the use of interest rate swap contracts:

	June 30, 2001		December 31, 2000
	($ In Thousands)
Principal amount of fixed rate debt	$1,118,570		$1,205,402
Principal amount of other current fixed rate payable instruments	1,547,000		1,477,000

	$2,665,570		$2,682,402

Fixed rate debt as a percentage of total notes payable	93.6%		92.7%

Average effective fixed rate (inclusive of margins) of total borrowings and hedges, including delayed start swaps	7.60	%(1)	7.40%

Average remaining term (in years) of total fixed rate borrowings and hedges, including delayed start swaps	8.1	(1)	7.5

Interest coverage ratio for the quarter ended	1.9		2.0

(1)
Includes effect of July 11, 2001 refinancing.

    The Company has entered into one foreign currency exchange agreement related to the Capital Notes in order to eliminate its exposure to fluctuations in exchange rates.

    As of June 30, 2001, there have been no material changes in the market risks reported in the Company's Annual Report on Form 10-K other than those disclosures in notes 6 and 7 of the Condensed Consolidated Financial Statements for the quarter ended June 30, 2001 included in this quarterly report on Form 10-Q.

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

    In May 2001, the Company, WAM and the counsel for the plaintiffs entered into a memorandum of understanding providing for a settlement of all the actions, which if approved by the court, will result in the class actions being dismissed with prejudice. The memorandum of understanding does not provide for the payment of damages by the Company in connection with resolution of the lawsuits. The Company believes that neither the settlement nor the litigation will have a material effect on its business. The settlement agreement will be submitted to the District Court for approval during the summer of 2001.

Item 2: Changes in Securities and Use of Proceeds

  Series Z Preferred Stock:

    On May 2, 2001, the Company issued 4,743 shares of Series Z convertible preferred stock, par value $1.00 per share (the "Series Z Preferred Stock"), to accredited investors for approximately $77,000. In accordance with the Merger Agreement, the Company issued the Series Z Preferred Stock in order to maintain its status as a REIT for U.S. federal tax purposes. The holders of the Series Z Preferred Stock are entitled to the same dividend rights as the holders of shares of the Company's common stock. Each share of Series Z Preferred Stock has a liquidation preference of $16.25 and immediately after the effective time of the Merger, will be automatically converted into one share of the Company's common stock. The holders of the Series Z Preferred Stock are not entitled to vote at the special meeting of shareholders to be convened to vote on the Merger and do not have any redemption rights with respect to the Series Z Preferred Stock. Such shares of Series Z Preferred Stock were issued in a private placement to the above mentioned accredited investors pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) of the Securities Act.

Item 3: Defaults Upon Senior Securities

    None

Item 4: Submission of Matters to a Vote of Security Holders

    None

Item 5: Other Information

    None

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits:

No.	Description
3.1	Restated Articles of Incorporation of the Company (Exhibit 3.1)(1).
3.2	Second Amended and Restated By-Laws of the Company (Exhibit 3.2)(2).
10.1	Eighth Amendment, dated as of May 2, 2001, to the First Amended and Restated Agreement of Limited Partnership of Westfield America Limited Partnership, dated as of August 3, 1998 (Exhibit 10.1)(1) .
10.2	Amendment to Letter Agreement, dated as of May 22, 2001, between Westfield America Management Limited, in its capacity as responsible entity and trustee of Westfield America Trust, and Valley Fair University Towne Member LLC (Exhibit (d)(14)(3).
10.3	Letter Agreement, dated as of May 22, 2001, between Westfield America Management Limited, in its capacity as responsible entity and trustee of Westfield America Trust, Westfield America, Inc., and Montgomery Mall Member LLC (Exhibit (d)(15)(3).
10.4	Form of Series G1 Special Option Deed to be entered into among Westfield America Management Limited, in its capacity as responsible entity and trustee of Westfield America Trust, Westfield America, Inc., and Westfield American Investments Pty. Limited (Exhibit (d)(16)(3).
10.5	Form of Series H Special Option Deed to be entered into among Westfield America Management Limited, in its capacity as responsible entity and trustee of Westfield America Trust, Westfield America, Inc., Westfield American Investments Pty. Limited, and Westfield Corporation, Inc. (Exhibit (d)(17)(3).
11.1	Statement regarding Computation of Per Share Earnings for the three months ended June 30, 2001.
11.2	Statement regarding Computation of Per Share Earnings for the three months ended June 30, 2000.
11.3	Statement regarding Computation of Per Share Earning for the six months ended June 30, 2001.
11.4	Statement regarding Computation of Per Share Earnings for the six months ended June 30, 2000.
12	Statement regarding Computation of Ratios.
99.1	Agreement regarding Disclosure of Long-Term Debt Instruments.

(1)
Incorporated by reference to designated exhibit to the Company's quarterly report on Form 10-Q filed on May 15, 2001.

(2)
Incorporated by reference to designated exhibit to the Company's annual report on Form 10-K filed on April 2, 2001.

(3)
Incorporated by reference to designated exhibit to the Transaction Statement on Schedule 13E-3 filed on June 13, 2001.

(b)  Reports on Form 8-K:

    The Company filed the following reports on Form 8-K and during the three months ended June 30, 2001:

DATE OF FILING	ITEMS REPORTED	FINANCIAL STATEMENT
May 21, 2001	7,9	No
May 22, 2001	7,9	No

    Form 8-K was filed on May 21, 2001. Under Item 7 Financial Statements, Pro Forma Financial Information and Exhibits, the Company filed Exhibit 99.1 Other Financial Data. Under Item 9 Regulation FD Disclosure the Company references Exhibit 99.1 as information furnished as a result of such information being furnished by Westfield America Trust in Australia.

    Form 8-K/A was filed on May 22, 2001. Under Item 7 Financial Statements, Pro Forma Financial Information and Exhibits, the Company filed Exhibit 99.1 Other Financial Data. Under Item 9 Regulation FD Disclosure, the Company references Exhibit 99.1 as the new first page to Exhibit 99.1 to the Current Report on Form 8-K previously filed with the Securities and Exchange Commission on May 21, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTFIELD AMERICA, INC.
Date: August 14, 2001	By:	/s/ PETER S. LOWY Peter S. Lowy Director, President and Chief Executive Officer
	By:	/s/ MARK A. STEFANEK Mark A. Stefanek Chief Financial Officer and Treasurer

QuickLinks

WESTFIELD AMERICA, INC. AND SUBSIDIARIES FORM 10-Q INDEX
WESTFIELD AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands)
WESTFIELD AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited and In Thousands Except Per Share Amounts)
WESTFIELD AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and In Thousands)
WESTFIELD AMERICA, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited and In Thousands Except Share, Unit, Square Foot and Per Share Amounts)
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3: Quantitative and Qualitative Disclosure about Market Risk
Part II—Other Information
Item 1: Legal Proceedings
Item 2: Changes in Securities and Use of Proceeds
Item 3: Defaults Upon Senior Securities
Item 4: Submission of Matters to a Vote of Security Holders
Item 5: Other Information
Item 6: Exhibits and Reports on Form 8-K
SIGNATURES