Form 10-Q
period 2001-09-30
WESTFIELD AMERICA INC
filed 2001-11-14
CIK 913283

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

    Yes /x/  No / /

    As of November 13, 2001, 82,927,804 shares of Common Stock, par value $0.01 per share, were outstanding.

WESTFIELD AMERICA, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

		Page
Part I—Financial Information
Item 1:	Condensed Consolidated Financial Statements
	Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000	1
	Consolidated Statements of Income (unaudited) for the three months ended September 30, 2001 and 2000 and for the nine months ended September 30, 2001 and 2000	2
	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2001 and 2000	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	29
Part II—Other Information
Item 1:	Legal Proceedings	31
Item 2:	Changes in Securities and Use of Proceeds	32
Item 3:	Defaults Upon Senior Securities	32
Item 4:	Submission of Matters to a Vote of Security Holders	32
Item 5:	Other Information	32
Item 6:	Exhibits and Reports on Form 8-K	33

WESTFIELD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Land	$451,149	$478,340
Buildings, improvements and equipment	3,276,938	3,250,941
Less accumulated depreciation	(600,263)	(585,260)

Net property and equipment	3,127,824	3,144,021
Construction in progress	234,909	111,416
Investments in unconsolidated real estate affiliates	293,063	357,498
Direct financing leases receivable	76,534	78,480

Net investment in real estate	3,732,330	3,691,415
Cash and cash equivalents	37,184	24,885
Restricted cash	16,319	19,073
Accounts receivable, net of allowance of $6,295 and $7,744 in 2001 and 2000, respectively	45,772	45,733
Deferred expenses and other assets, net	53,296	48,499

Total assets	$3,884,901	$3,829,605

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable	2,657,852	$2,641,330
Accounts payable and accrued expenses	267,989	116,039
Distribution payable	39,884	39,567

Total liabilities	2,965,725	2,796,936

Minority interests	101,504	103,874
Series C, D and E preferred stock	361,000	361,000
Common stock	786	733
Series A, B and Z preferred stock	121,005	121,000
Additional paid-in capital	452,888	446,062
Other Comprehensive Loss	(118,007)	—

Total shareholders' equity	456,672	567,795

Total liabilities and shareholders' equity	$3,884,901	$3,829,605

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESTFIELD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and In Thousands Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
		(restated)		(restated)
REVENUES:
Minimum rents	$93,144	$89,114	$271,435	$259,926
Tenant recoveries	42,830	42,000	124,050	120,155
Percentage rents	1,912	1,656	6,128	6,632

Total revenues	137,886	132,770	401,613	386,713

EXPENSES:
Operating	45,491	43,124	128,061	122,000
Management fees	2,568	2,215	7,810	6,839
Advisory fee	2,527	2,603	7,164	8,011
General and administrative	526	246	1,469	1,394
Depreciation and amortization	29,167	29,051	90,583	84,050

Total expenses	80,279	77,239	235,087	222,294

OPERATING INCOME	57,607	55,531	166,526	164,419
INTEREST EXPENSE, net	(49,001)	(46,794)	(144,997)	(138,510)
OTHER INCOME AND EXPENSES:
Equity in income of unconsolidated real estate affiliates	5,089	4,232	13,171	7,680
Interest and other income	487	901	2,018	9,090
Tender offer expenses	(172)	—	(3,587)	—
Interest rate swap reversals	—	—	(13,275)	—

INCOME BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	14,010	13,870	19,856	42,679
Minority interests in earnings of consolidated real estate affiliates	(2,181)	(2,440)	(5,555)	(4,446)
Cumulative effect of change in accounting principle	—	—	—	(2,021)

NET INCOME	$11,829	$11,430	$14,301	$36,212

Net income allocable to preferred shares	$8,874	$10,510	$29,932	$31,530
Net income (loss) allocable to common shares	2,955	920	(15,631)	4,682

	$11,829	$11,430	$14,301	$36,212

EPS—BASIC:
Income (loss) per share before cumulative effect of change in accounting principle	$0.04	$0.01	$(0.21)	$0.09
Cumulative effect per share of change in accounting principle	—	—	—	(0.03)

Net income (loss) per share available to common shareholders	$0.04	$0.01	$(0.21)	$0.06

EPS—DILUTED:
Income (loss) per share before cumulative effect of change in accounting principle	$0.04	$0.01	$(0.21)	$0.09
Cumulative effect per share of change in accounting principle	—	—	—	(0.03)

Net income (loss) per share available to common shareholders	$0.04	$0.01	$(0.21)	$0.06

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	78,621	73,354	75,168	73,350

Diluted	81,284	74,297	77,332	74,347

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESTFIELD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and In Thousands)

	Nine Months Ended September 30,
	2001	2000
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,301	$36,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,583	84,050
Amortization of deferred loan fees	4,745	3,969
Equity in income of unconsolidated real estate affiliates	(13,171)	(7,680)
Minority interests in earnings of consolidated real estate affiliates	5,555	4,446
Issuance of common stock to independent directors	—	120
Interest rate swap reversals	13,275	—
Changes in assets and liabilities:
Accounts receivable, net	(2,169)	4,989
Deferred expenses and other assets	(17,125)	(13,178)
Accounts payable and accrued expenses	21,493	1,876

Net cash flows provided by operating activities	117,487	114,804

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(345,201)	(116,220)
Cash distributions received from unconsolidated real estate affiliates	21,585	11,040
Cash contributions to unconsolidated joint ventures	(5,186)	(2,842)
Cash and cash equivalent of consolidated partnerships	—	1,270
Direct financing leases receivable repayments	1,946	1,820
Notes receivable repayments	850	—
Decrease in restricted cash	2,754	8,985

Net cash flows used in investing activities	(323,252)	(95,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of warrants and options, net	—	1,741
Proceeds from issuance of common shares	80,705	—
Issuance of Series Z preferred stock	77	—
Cash distributions paid to preferred shareholders	(31,567)	(31,471)
Cash distributions paid to common shareholders	(56,268)	(80,867)
Cash distributions paid to minority interests	(8,323)	(5,350)
Proceeds from notes payable	1,309,310	454,212
Proceeds from joint venture of property, net	60,191	—
Principal payments on notes payable	(1,136,061)	(347,037)

Net cash flows provided by (used in) financing activities	218,064	(8,772)

Net increase in cash and cash equivalents	12,299	10,085
CASH AND CASH EQUIVALENTS, beginning of period	24,885	17,094

CASH AND CASH EQUIVALENTS, end of period	$37,184	$27,179

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

2.  Basis of Presentation:

    The accompanying Condensed Consolidated Financial Statements of the Company are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods have been included. The results for the interim period ended September 30, 2001 are not necessarily indicative of the results to be obtained for the full calendar year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the December 31, 2000 audited Consolidated Financial Statements, and Notes thereto, included in the Company's 2000 Annual Report on Form 10-K filed on April 2, 2001.

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

    The Company only enters into interest rate swap contracts and foreign currency hedges to reduce its exposure to fluctuations in interest rates and foreign currency exchange rates. At September 30, 2001, the Company had interest rate swaps and a foreign exchange contract which were accounted for as cash flow hedges. The transition adjustment to implement SFAS 133 resulted in recording a liability and an offset to Other Comprehensive Loss which was $38,643 at January 1, 2001. As of September 30, 2001 the balance of Other Comprehensive Loss is $118,007.

  Accounting Change:

    In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," ("SAB 101") which became effective for periods beginning after December 15, 1999. This bulletin modified the timing of revenue recognition for percentage rent received from tenants by deferring the recognition of such rents until the tenant's sales threshold has been exceeded. The Company adopted SAB 101 during the fourth quarter of 2000, effective January 1, 2000. The cumulative effect of this change in accounting principle, at the adoption date of January 1, 2000, resulted in a charge to income of approximately $2,021. The retroactive application of SAB 101 results in a restatement of the September 30, 2000 balances to conform with the September 30, 2001 presentation.

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

  World Trade Center:

    On July 24, 2001, the Company executed a lease agreement with The Port Authority of New York and New Jersey (the "Port Authority") for the retail component of the World Trade Center complex for 99 years. To fund the initial lease payment, the Company obtained a $100,000 loan from UBS Warburg Real Estate Investments, Inc. ("UBS"). The three-year loan carries an interest rate at the greater of LIBOR +2.65% or 6.60%. The Company's investment in this lease is included as an investment in real estate in the Company's Condensed Consolidated Financial Statements.

    On September 11, 2001, terrorist attacks destroyed the World Trade Center complex, including the retail component leased by the Company. The Company is obligated to continue to make its payments under the lease and the loan. The Company is a named insured on an insurance policy covering the office and the retail component of the World Trade Center complex. The policy covers replacement cost and business interruption totaling approximately $3,500,000 per occurrence. Management believes that the Company's insurance is adequate to protect the Company's initial investment and to reimburse the Company for business interruption for the foreseeable future and therefore believes that the destruction of the retail component of the World Trade Center complex will not have a material adverse impact on the Company's consolidated financial position or results of operations.

4.  Dispositions:

    On May 22, 2001, the Company entered into a joint venture transaction (the "Joint Venture") with J.P. Morgan Investment Management, Inc, acting for a group of pension trusts ("J.P. Morgan"). The Company effectively transferred its interest in Westfield Shoppingtown Montgomery ("Montgomery") to the Joint Venture in exchange for a 50% interest in the Joint Venture. Concurrently, the Company and J.P. Morgan entered into a letter agreement pursuant to which the parties have the right to enter into agreements granting JP Morgan the right, under certain circumstances, to put its interest in the Joint Venture for shares of the Company's common stock (the "Put Option") which will be exchangeable pursuant to an exchange right for cash or ordinary units of Westfield America Trust. The Company accounted for the transfer of its interests in Westfield Shoppingtown Montgomery as a financing transaction.

5.  Investments in Unconsolidated Real Estate Affiliates:

    As of September 30, 2001, the Company's economic interest in each unconsolidated real estate affiliate is as follows:

Property	Location	Economic Interest
Garden State Plaza	Paramus, NJ	50.0%
Montgomery	Bethesda, MD	50.0%
Plaza Camino Real	Carlsbad, CA	40.0%
UTC	La Jolla, CA	50.0%
Valley Fair	San Jose, CA	50.0%
West Valley	Canoga Park, CA	42.5%

    A summary of the condensed combined balance sheets and statements of income for unconsolidated real estate affiliates is as follows:

	September 30, 2001	December 31, 2000
		(audited)
Condensed Combined Balance Sheets
Investment in real estate:
Land, building and improvements, at cost	$1,453,804	$1,189,211
Less accumulated depreciation and amortization	(192,445)	(166,638)
Construction in progress	27,478	89,202

Net investment in real estate	1,288,837	1,111,775
Notes payable	(764,866)	(571,315)
Other net assets and liabilities and outside interests	(230,908)	(182,962)

Investments in unconsolidated real estate affiliates	$293,063	$357,498

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
				(restated)
Condensed Combined Statements of Income:
Total revenues	49,972	$40,015	127,831	$85,987
Costs and expenses:
Operating, general and administrative	12,881	10,287	33,289	23,006
Interest expense, net	13,176	11,096	33,557	24,297
Depreciation and amortization	11,076	8,836	29,267	19,700

Net income	12,839	9,796	31,718	18,984
Outside interests' share of income	(7,750)	(5,564)	(18,547)	(11,304)

Equity in income of unconsolidated real estate affiliates	5,089	$4,232	13,171	$7,680

    Significant accounting policies used by the unconsolidated real estate affiliates are similar to those used by the Company.

6.  Notes Payable:

    As of September 30, 2001 and December 31, 2000, the Company had consolidated indebtedness as follows:

	September 30, 2001	December 31, 2000
		(audited)
Secured line of credit with a group of banks with a maximum commitment of $450,000, interest only payable monthly at LIBOR +1.30% (7.54% effective rate at September 30, 2001), due in 2003	$269,000	$233,000
Unsecured bridge facility with a group of banks, interest only payable monthly at LIBOR +1.75%, repaid in 2001	—	150,000
Unsecured subordinated notes to Australian investors, interest payable semi-annually at LIBOR +2.32% (8.38% effective rate at September 30, 2001), due in equal installments in 2002 and 2003	200,725	301,088
Senior collateralized non-recourse notes, interest at 6.39%, principal and interest payable quarterly, due in 2004	8,688	11,037
Senior collateralized non-recourse notes bearing interest at 7.33%, interest only payable quarterly until 2004, principal and interest payable quarterly thereafter, due in 2014	55,167	55,167
Collateralized commercial mortgage notes due in 2004, interest only payable monthly at 6.78%	75,000	75,000
Collateralized non-recourse note payable to an insurance company, effective interest at 7.00%, principal and interest payable monthly, due in 2018	17,649	18,051
Collateralized non-recourse note payable to an insurance company, effective interest at 7.00%, principal and interest payable monthly, due in 2006	21,546	21,983
Collateralized non-recourse note payable to an insurance company, effective interest at 7.00%, principal and interest payable monthly, due in 2022	69,930	71,025
Collateralized non-recourse note payable to an insurance company, effective interest at 7.00%, principal and interest payable monthly, due in 2002	55,598	57,337
Collateralized non-recourse note payable to an insurance company, effective interest at 7.77%, principal and interest payable monthly, due in 2002	42,980	43,307
Collateralized non-recourse notes payable to an insurance company, effective interest at 7.00%, principal and interest payable monthly, due in 2004	57,766	59,430
Collateralized non-recourse notes payable to insurance companies, interest at 7.72%, principal and interest payable monthly, due in 2010	—	157,352
Collateralized commercial mortgage notes due in 2009, (8.29% interest at September 30, 2001), principal and interest payable monthly	372,425	374,493
Collateralized non-recourse term loan, interest at 7.45%, principle and interest payable monthly, due in 2011	97,958	98,500
Collateralized non-recourse term loan, interest only payable at LIBOR +1.55% (7.66% effective rate at September 30, 2001), due in 2003	57,000	57,000
Collateralized non-recourse term loan, interest only payable at LIBOR +1.55% (7.91% effective rate at September 30, 2001), due in 2003	40,000	40,000

Collateralized construction loan with a maximum commitment of $54,000, interest only payable at LIBOR +1.80% (8.03% effective rate at September 30, 2001), due in 2003	24,650	8,308
Collateralized non-recourse term loan with a maximum commitment of $37,500, interest only payable monthly at LIBOR +1.45% (7.70% effective rate at September 30, 2001), due in 2002	37,500	37,500
Collateralized construction loan with a maximum commitment of $55,500, interest only payable at LIBOR +1.75% (8.03% effective rate at September 30, 2001), due in 2002	45,787	17,652
Collateralized construction loan with a maximum commitment of $170,000, interest only payable at LIBOR +2.00% (8.36% effective rate at September 30, 2001), due in 2004	35,334	—
Collateralized note payable, interest only payable monthly at LIBOR +0.53%, repaid in 2001	—	754,100
Collateralized non-recourse term loan payable at 7.24%, principal and interest payable monthly, due in 2011	799,066	—
Collateralized non-recourse term loan interest only payable at the greater of LIBOR +2.10% or 5.80%, (5.80% effective rate at September 30, 2001) due in 2003	120,500	—
Collateralized term loan, $30,000 recourse with interest and principal monthly payable at the greater of LIBOR +2.65% or 6.60% (6.60% effective rate at September 30, 2001), due in 2004	99,583	—
Collateralized non-recourse term loan with interest only payable at LIBOR +1.70% (8.06% effective rate at September 30, 2001), due in 2004	54,000	—

	$2,657,852	$2,641,330

    Interest costs capitalized for the three and nine months ended September 30, 2001 and 2000, were $3,596, $1,346, $8,813 and $2,885 respectively.

    In June 1998, the Company issued $301,088 of unsecured notes (the "Capital Notes") to Australian investors, repayable in three equal installments due in June 2001, 2002 and 2003. The first installment due of $100,363 was paid on June 29, 2001. The Capital Notes, which are listed on the Australian Stock Exchange, are denominated in Australian dollars. In conjunction with the issuance of the Capital Notes, the Company entered into interest rate swaps and foreign currency hedge agreements which effectively fixed the interest and principal payments due to holders of the Capital Notes in U.S. dollars and fixed the interest rate at 8.38%. The Capital Notes are recorded on the balance sheet at the fixed exchange value of $200,725. Included in Other Comprehensive Loss is a gain of $129 related to the interest rate swap at June 30, 2001

  Debt Refinancings:

    On July 11, 2001 the Company closed an $800,000 loan with UBS and Lehman Brothers, Inc. ("Lehman"). The ten year loan is secured by first mortgages on nine Westfield Shoppingtowns: Parkway, West Covina, Horton Plaza, Fox Hills, Northwest, Crestwood, Mid Rivers, West Park and Enfield. Interest is provided at 7.2425%. Additionally, UBS and Lehman provided a separate $120,500 two-year, floating rate loan secured by Westfield Shoppingtowns Plaza Bonita and Capital. Proceeds from these refinancings were used to repay an existing $754,100 collateralized note payable and to repay a $150,000 unsecured bridge facility, both of which were to mature in December 2001.

    On July 24, 2001, the Company executed an agreement with the Port Authority of New York and New Jersey (the "Port Authority") to lease the retail component of the World Trade Center for 99 years. In connection with this agreement, the Company closed a $100,000 loan with UBS. The three year loan carries an interest rate at the greater of LIBOR +2.65% or 6.60%. The proceeds from the loan were used to fund the initial lease payment.

    On August 23, 2001 the Company closed on a three year $92,000 loan facility with PNC Bank, National Association, which included a $38,000 construction loan commitment for the Westfield Shoppingtown Palm Desert development. The term loan carries interest at LIBOR +1.70% and the construction loan carries interest at LIBOR +1.90%.

    A certain collateralized non-recourse note payable requires the Company to pay contingent interest equal to 30% of the excess of gross rental receipts (as defined) over a stipulated minimum. During the three months ended September 30, 2001 and 2000 and nine months ended September 30, 2001 and 2000, contingent interest totaled $368, $349, $1,128 and $947, respectively.

    The annual maturities of notes payable and secured line of credit as of September 30, 2001, are as follows:

2001	6,708
2002	306,121
2003	637,588
2004	241,176
2005	26,413
Thereafter	1,439,846

2,657,852

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

	Notional Amount	Range of Fixed Rates	Range of Maturity Dates
Current swaps where the Company is a receiver of LIBOR	1,028,923	5.85% to 7.09%	2/11/02 to 12/11/08
Deferred swaps where the Company is a receiver of LIBOR	1,055,000	5.99% to 6.90%	6/11/05 to 4/01/08

    Included in Other Comprehensive Loss is $118,136 related to the interest rate swaps at September 30, 2001. For the nine months ended September 30, 2001, the Company recognized a loss of $13,275 relating to certain interest rate swaps reversed in conjunction with the refinancing of an existing collateralized note payable in July 2001.

8.  Capital Stock:

  Common Stock:

    As of September 30, 2001, there were 78,621,022 shares of common stock, par value $0.01 per share, outstanding.

    The holders of the Company's common stock vote together as a class on all matters and are entitled to receive dividends, to the extent declared, after payment of dividends on preferred stock. There has been no dividend declared to holders of record of the common shares in the three months ended September 30, 2001.

    In May 1998, the Company entered into a stock subscription agreement (the "1998 Subscription Agreement") with WAT. Under the 1998 Subscription Agreement, the Company has the obligation to sell, and WAT has the obligation to purchase, up to A$465,000 (approximately US$227,571 at September 30, 2001) of the Company's common stock in three equal installments at a 5% discount to the then prevailing market price of the Company's common stock at June 2001, 2002 and 2003. In lieu of issuing common stock at each installment date, the Company has the option to pay the 5% discount in cash or common stock. On June 29, 2001 WAT purchased 5,266,159 shares of the Company's common stock (A$155,000) at a subscription price of $15.3259 per common share that reflected a 5% discount as set forth in the 1998 Subscription Agreement.

    Each director who is not an officer of the Company or an employee of WHL or its affiliates is entitled to annual compensation equal to $20 in cash and $20 in common stock. The number of shares issued is based on the share price of the Company's common stock on the anniversary of the director's appointment. In lieu of common stock, four directors were paid $20 cash upon their anniversary dates in May 2001, and one director was paid $20 cash upon his anniversary date in September, 2001.

  Series Z Preferred Stock:

    On May 2, 2001, the Company issued 4,743 shares of Series Z convertible preferred stock, par value $1.00 per share (the "Series Z Preferred Stock"), to accredited investors for approximately $77. In accordance with the Merger Agreement, the Company issued the Series Z Preferred Stock in order to maintain its status as a REIT for U.S. federal tax purposes. The holders of the Series Z Preferred Stock are entitled to the same dividend rights as the holders of shares of the Company's common stock. Each share of Series Z Preferred Stock has a liquidation preference of $16.25. Such shares of Series Z Preferred Stock were issued in a private placement to the above mentioned accredited investors pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) of the Securities Act. On October 1, 2001, the effective time of the Merger (as defined in Note 12), each share of Series Z Preferred Stock was converted to one share of the Company's common stock.

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

    Under certain circumstances, investors in the Operating Partnership may exchange their investor unit rights (the "Investor Unit Rights") for cash or, at the discretion of the Company, shares of the Company's common stock. Holders of Investor Unit Rights are entitled to receive from the Operating Partnership, when declared, distributions per Investor Unit Right equal to the distribution per share paid to holders of the Company's common stock. At September 30, 2001 and December 31, 2000 there were 2,164,235 Investor Unit Rights outstanding.

    In 1998 and 1999, the Company acquired partnership interests in Independence Mall. The consideration consisted of cash and partnership units in affiliated partnerships (the "Independence Partnership Units"). Under certain circumstances, the holders of these partnership units may exchange their units for cash or, at the discretion of the Company, an equivalent number of shares of the Company's common stock. In addition, the holders of partnership units in Independence Mall have the right to exchange their partnership units for Investor Unit Rights in the Operating Partnership. At September 30, 2001 and December 31, 2000, there were 911,185 of these partnership units outstanding.

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

  Earnings Per Share:

    The following is a summary of the elements used in calculating basic and diluted earnings per share ("EPS"):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
		(restated)		(restated)
Net income before cumulative change in accounting principle	$11,829	$11,430	$14,301	$38,233
Cumulative effect of change in accounting principle	—	—	—	(2,021)

Net income	11,829	11,430	14,301	36,212
Less: preferred stock dividends	(8,874)	(10,510)	(29,932)	(31,530)

Net income (loss) for basic EPS	2,955	920	(15,631)	4,682
Add: net income (loss) allocable to Investor Unit Rights	11	—	(737)	—

Net income (loss) for diluted EPS	$2,966	$920	$(16,368)	$4,682

Weighted average common shares outstanding (denominator for basic EPS)	78,621,022	73,353,626	75,168,119	73,350,078
Diluted equivalent common shares:
1998 Subscription Agreement	499,075	943,293	—	996,873
Investor Unit Rights	2,164,235	—	2,164,235	—

Weighted average common shares and common share equivalents outstanding (denominator for diluted EPS)	81,284,332	74,296,919	77,332,354	74,346,951

EPS—BASIC:
Income (loss) per share before cumulative effect of change in accounting principle	$0.04	$0.01	$(0.21)	$0.09
Cumulative effect per share of change in accounting principle	—	—	—	(0.03)

Net income (loss) per share available to common shareholders	$0.04	$0.01	$(0.21)	$0.06

EPS—DILUTED:
Income (loss) per share before cumulative effect of change in accounting principle	$0.04	$0.01	$(0.21)	$0.09
Cumulative effect per share of change in accounting principle	—	—	—	(0.03)

Net income (loss) per share available to common shareholders	$0.04	$0.01	$(0.21)	$0.06

    For the three and nine months ended September 30, 2001, the Company's preferred shares, the Partnership Preferred Units, Independence Partnership Units and warrants were not included in the earnings per share calculation, as their effect is antidilutive. The subscription agreement was also not included for the nine months ended September 30, 2001, as its effect is antidilutive. For the three and nine months ended September 30, 2000, as restated, the Company's preferred shares, the Partnership Preferred Units, Independence Partnership Units and Investor Unit Rights were not included in the earnings per share calculation, as their effect is antidilutive.

9.  Supplemental Cash Flow Information:

    For the nine months ended September 30, 2001 and 2000, the Company paid interest totaling $140,163 and $134,604, respectively, net of capitalized interest.

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

Land	$32,989
Building & improvements	170,652
Less accumulated depreciation	(62,095)
Construction in progress	9,281

Net investment in real estate	150,827
Other assets & liabilities, net	4,884
Notes payable	(156,726)

Non-cash change to investments in unconsolidated real estate affiliates	$(1,015)

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

    During the nine months ended September 30, 2001, construction in progress totaling $62,460 was placed into service.

10.  Related Parties:

    The Manager entered into an agreement with the Company to manage and lease the properties in the Company's portfolio beginning January 1, 1995. In consideration for providing these management services, the Manager is reimbursed certain recoverable property operating costs including mall related payroll, and is entitled to receive gross fees of 5% of minimum and percentage rents received by the Company. Property management fees totaling $2,568 and $2,215, net of capitalized leasing fees of $1,984 and $1,932, was expensed by the Company for the three months ended September 30, 2001 and 2000, respectively. Property management fees totaling $7,810 and $6,839, net of capitalized leasing fees of $6,237 and $6,626 was expensed by the Company for the nine months ended September 30, 2001 and 2000, respectively. Included in accounts payable and accrued expenses at September 30, 2001 and December 31, 2000 are management fees payable to the Manager totaling $1,922 and $1,692, respectively.

    In addition to the management fees, the Manager was reimbursed for recoverable operating costs, including mall related payroll costs, totaling $5,511 and $4,939, for the three months ended September 30, 2001 and 2000, respectively, and $18,178 and $16,721 for the nine months ended September 30, 2001 and 2000, respectively.

    The Company entered into a Master Development Framework Agreement with the Developer under which the Company granted the Developer the exclusive right to carry out expansion, redevelopment and related works on the Company's wholly-owned shopping centers and to endeavor to have the Developer be appointed by the relevant partner to carry out similar activities for jointly owned real estate affiliates. During the three months ended September 30, 2001 and 2000, the Company reimbursed the Developer $47,257 and $32,419, respectively and $133,885 and $64,072 for the nine months ended September 30, 2001 and 2000, respectively for expansion, redevelopment and related work.

    In July 1996, the Company engaged the Advisor to provide a variety of asset management and investment services, subject to supervision of the Company. The Advisor is entitled to an annual fee equal to 25% of the annual Funds from Operations ("FFO") in excess of the Advisory FFO Amount ($167,672 at September 30, 2001), but not to exceed 55 basis points of the Net Equity Value (as defined) of the Company's assets. The Advisory FFO amount increases whenever the Company issues additional equity. The advisory fee was $2,527 and $2,603 for the three months ended September 30, 2001 and 2000, respectively and $7,164 and $8,011 for the nine months ended September 30, 2001 and 2000, respectively.

    Included in interest and other income for the nine months ended September 30, 2000 is interest income totaling $6,646 from a $145,000 participating loan to the WHL Group. There was no such interest for the three months and nine months ended September 30, 2001, or the three months ended September 30, 2000.

11.  Commitments and Contingencies:

    The Company is currently involved in several development projects and had outstanding commitments (including those of unconsolidated partnerships) totaling approximately $193,196 at September 30, 2001.

    The Company and the Operating Partnership are guarantors under a construction loan with an outstanding balance of $71,151 at September 30, 2001 entered into by Valley Fair Mall LLC, an unconsolidated real estate affiliate of the Company, and are subject to certain restrictive covenants relating to the maintenance of specific performance ratios such as minimum net worth, debt service coverage ratio, and debt to equity ratio. As of September 30, 2001, the Company was in compliance with these covenants.

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

    The plaintiffs in these cases purport to represent a class of the minority shareholders whose stock in the Company was purchased for $16.25 in cash per share in connection with the Offer. While the allegations contained in each complaint are not identical, the complaints generally assert that the $16.25 per share Offer price is inadequate and does not reflect the value of the assets and future prospects of the Company. The complaints also generally allege that the director defendants engaged in self-dealing without regard to conflicts of interest and that they breached their fiduciary duties in approving the Merger Agreement (as defined in Note 12). The complaints seek remedies including unspecified monetary damages, attorneys' fees and injunctive relief.

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

    In May 2001, the Company, WAM (as defined in Note 12) and the counsel for the plaintiffs entered into a memorandum of understanding providing for a settlement of all the actions, which if approved by the court, will result in the class actions being dismissed with prejudice. The memorandum of understanding does not provide for the payment of damages by the Company in connection with resolution of the lawsuits. The Company believes that neither the settlement nor the litigation will have a material effect on its business. The parties' settlement received final approval from the California Superior Court on October 29, 2001. Judgment was entered on October 29, 2001 dismissing the actions in California Superior Court with prejudice. The California State Court also issued recommendations to the Federal Court, which if approved by the Federal Court, will result in the remaining class actions being dismissed with prejudice.

12.  Subsequent Events

Tender Offer and Merger:

    On February 14, 2001, the Company signed a definitive agreement (the "Merger Agreement") with Westfield America Management Limited ("WAM"), the responsible entity and trustee of WAT, for WAM to purchase all of the outstanding shares of common stock of the Company not already owned by WAM or by other subsidiaries of WHL, for cash consideration of $16.25 per share. WAM is a wholly owned subsidiary of WHL. The Merger Agreement provides for WAM to make a tender offer (the "Offer") for the outstanding shares of common stock of the Company not already owned by WAM or by other subsidiaries of WHL. Pursuant to the Merger Agreement, any shares of the Company's common stock (other than those owned by WAM or by other subsidiaries of WHL) not purchased in the Offer are to be acquired by WAM in a second-step cash merger (the "Merger") of a subsidiary of WAM with and into the Company, with the Company as the surviving corporation.

    On March 5, 2001, WAM commenced its Offer for the outstanding shares of common stock of the Company not already owned by WAM or by other subsidiaries of WHL. The Offer expired on April 6, 2001. WAM acquired 13,619,036 shares of common stock of the Company in the Offer.

    The Merger was approved by 98% of the outstanding shares of common stock and preferred stock of the Company entitled to vote on the Merger at a special meeting of shareholders of the Company held on September 28, 2001. The Merger became effective on October 1, 2001. In the Merger, all outstanding shares of common stock of the Company not already owned by WAM or by other subsidiaries of WHL were cancelled and converted automatically into the right to receive $16.25 per share in cash. WAM and other subsidiaries of WHL now own approximately 100% of the issued and outstanding shares of common stock of the Company. The shares of common stock of the Company are no longer publicly traded, and as of October 15, 2001, the Company's common stock was delisted from the New York Stock Exchange.

    Subsequent to the Merger, holders of the Company's Series C, C-1 and C-2 preferred stock exchanged such preferred stock for Series G preferred stock of the Company. Some of the terms of the Series G preferred stock vary from those of the Series C, C-1 and C-2 preferred stock. In addition, subsequent to the Merger, certain terms of the Company's Series A, B, D, D-1, E and F preferred stock have been modified.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    Westfield America, Inc., a Missouri corporation (the "Company"), is a publicly traded real estate investment trust ("REIT") specializing in enclosed shopping centers. The Company currently has interests in 39 major shopping centers branded as "Westfield Shoppingtowns." The Company's portfolio of Westfield Shoppingtowns includes clusters of shopping centers in major markets in the east coast, midwest and west coast regions of the United States.

    The Company has been engaged for over 40 years in the business of owning, operating, leasing, developing, redeveloping and acquiring regional and super-regional shopping centers. The Company's portfolio of 39 shopping centers (the "Centers") consists of 28 super-regional shopping centers with approximately 31.0 million square feet of space, 8 regional shopping centers with approximately 5.2 million square feet of space, three power centers with approximately 1.5 million square feet of space and seven office buildings adjacent to its Centers with approximately 646,000 square feet of space, representing approximately 80.9%, 13.6%, 3.9%, and 1.6%, respectively, of the Company's 38.3 million square feet of retail and office space generally referred to as gross leasable area ("Total GLA").

    The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the Notes thereto for the nine months ended September 30, 2001 and the Consolidated Financial Statements of the Company for the year ended December 31, 2000 included in the Company's 2000 Annual Report on Form 10-K filed on April 2, 2001.

General Background

    At September 30, 2001 and for the nine months then ended, the Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 33 Centers, the equity in income in six properties held by unconsolidated real estate affiliates, including Westfield Shoppingtown Montgomery, which was joint ventured in May 2001, and 12 separate department store properties net leased to The May Department Stores Company (the "May Company") under finance leases.

    At September 30, 2000 and for the nine months then ended, the Condensed Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of 33 centers, the equity in income of six properties held by unconsolidated real estate affiliates, including Westfield Shoppingtown Garden State Plaza, which was acquired in June 2000 and Westfield Shoppingtown Vancouver which became consolidated on October 6, 2000, 12 separate departments store properties net leased to the May Company under finance leases and a $145 million participating loan.

    Fluctuations in the Company's results of operations from period to period reflect the acquisition of the lease of the retail component of the World Trade Center complex in July 2001, a 50% interest in Westfield Shoppingtown Garden State Plaza in June 2000, and an additional 49.5% interest in Westfield Shoppingtown Vancouver in October 2000, and the effective conveyance of the Company's interest in Westfield Shoppingtown Montgomery ("Montgomery") in May 2001 to a newly formed Joint Venture (the "Joint Venture"), in which the Company owns a 50% interest. These transactions are referred to as the "Property Transactions". Additionally, operating results reflect the restatement of the 2000 results for the retroactive adoption of Staff Accounting Bulletin No. 101 ("SAB 101"), which requires percentage rents to be recognized as revenue only when each tenant's sales exceed its sales threshold.

Results of Operations

Comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000

    Total Revenues increased $5.1 million to $137.9 million for the three months ended September 30, 2001 as compared to $132.8 million for the same period in 2000. Excluding the property transactions previously noted, total revenues increased $4.5 million or 3.4% due to increased rental rates across the portfolio, recently completed redevelopments at Westfield Shoppingtowns Annapolis, Independence, and Parkway, and higher recovery revenues. These increases were partially offset by lower minimum rent due to current redevelopments at Westfield Shoppingtowns Promenade and West County.

    Total Expenses increased $3.1 million to $80.3 million for the three months ended September 30, 2001, as compared to $77.2 million for the same period in 2000. Excluding the property transactions previously noted, total expenses increased $1.9 million or 2.5% due primarily to depreciation on recently completed redevelopments and increases in management fees.

    Interest expense, net of capitalized interest of $3.6 million, increased $2.2 million to $49.0 million for the three months ended September 30, 2001 as compared to $46.8 million for the same period in 2000, due primarily to the acquisition of the lease of the World Trade Center, the refinancing of debt on 12 properties in July 2001, secured debt assumed and issued in conjunction with the acquisition of an additional 49.5% interest in Vancouver, the acquisition of two former Montgomery Wards stores at Westfield Shoppingtowns Plaza Bonita and Topanga and completed redevelopments, partially offset by the retirement of Capital Notes totaling $100.4 million in June 2001, and the effective conveyance of Montgomery to a newly formed Joint Venture in May 2001.

    Equity in income of unconsolidated real estate affiliates increased $0.9 million to $5.1 million for the three months ended September 30, 2001 due primarily to the completion of Phase I of the expansion at Valley Fair.

    Interest and other income decreased $0.4 million due primarily to lower interest earned on escrow balances.

    Tender Offer Expenses of $0.2 million for the three months ended September 30, 2001 represent costs, incurred by the special committee of the Board of Directors, in connection with the recent offer by Westfield America Trust to acquire all shares of common stock not already held by it and certain affiliates.

    Net Income increased $0.4 million to $11.8 million for the three months ended September 30, 2001 as compared to $11.4 million for the same period in 2000 for the reasons discussed above.

Comparison of the nine months ended September 30, 2001 to the nine months ended September 30, 2000

    Total Revenues increased $14.9 million to $401.6 million for the nine months ended September 30, 2001, as compared to $386.7 million for the same period in 2000. Excluding the Property Transactions previously noted, total revenues increased $11.7 million or 3.0% due to increased average occupancy and rental rates across the portfolio, recently completed redevelopments at Westfield Shoppingtowns Annapolis, Connecticut Post, Independence, and Parkway and higher recovery revenues. These increases were partially offset by lower minimum rent due to current redevelopments at Westfield Shoppingtowns Promenade and West County and lower percentage rents.

    Total Expenses increased $12.8 million to $235.1 million for the nine months ended September 30, 2001, as compared to $222.3 million for the same period in 2000. Excluding the Property Transactions previously noted, total expenses increased $9.5 million or 4.3% due primarily to depreciation on recently completed redevelopments, increases in utilities, snow removal, property taxes and management fees, partially offset by a decrease in the advisory fee due to the issuance of equity related to the Garden State Plaza purchase in June, 2000.

    Interest expense, net of capitalized interest of $8.8 million, increased $6.5 million to $145.0 million for the nine months ended September 30, 2001 as compared to $138.5 million for the same period in 2000, due primarily to the acquisition of the lease of the World Trade Center, the refinancing of debt on 12 properties in July 2001, secured debt assumed and issued in conjunction with the acquisition of an additional 49.5% interest in Vancouver, the acquisition of two former Montgomery Wards stores at Westfield Shoppingtowns Plaza Bonita and Topanga and completed redevelopments, partially offset by the retirement of Capital Notes totaling $100.4 million in June 2001, and the effective conveyance of Montgomery to a newly formed Joint Venture in May 2001.

    Equity in income of unconsolidated real estate affiliates increased $5.5 million to $13.2 million for the nine months ended September 30, 2001 due primarily to the acquisition of a 50% interest in Westfield Shoppingtown Garden State Plaza in June 2000 and the completion of Phase I of the expansion at Valley Fair.

    Interest and other income decreased $7.1 million due primarily to the repayment of the $145 million participating note in connection with the Garden State Plaza acquisition in June 2000.

    Minority Interests in Earnings of Consolidated Real Estate Affiliates increased $1.1 million to $5.5 million for the nine months ended September 30, 2001 due primarily to the issuance of preferred operating partnership units in conjunction with the Garden State Plaza acquisition partially offset by the net loss allocable to other Operating Partnership interests.

    Tender Offer Expenses of $3.6 million for the nine months ended September 30, 2001 represent costs, incurred by the special committee of the Board of Directors, in connection with the recent offer by Westfield America Trust to acquire all shares of common stock not already held by it and certain affiliates.

    Interest Rate Swap Reversals totaling $13.3 million for the nine months ended September 30, 2001 relates to the reversal of certain interest rate hedges in conjunction with the refinancings of certain debt in July 2001.

    Net Income decreased $21.9 million to $14.3 million for the nine months ended September 30, 2001 as compared to $36.2 million for the same period in 2000 for the reasons discussed above.

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

    The following is a summary of the Company's FFO and a reconciliation of net income to FFO for the periods presented (amounts in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
		(restated)		(restated)
Funds from Operations	$49,001	$47,363	$142,317	$136,907

Increase in Funds from Operations from prior period	3.5%		4.0%

Reconciliation:
Net income	$11,829	$11,430	$14,301	$36,212
Tender offer expenses	172	—	3,587	—
Interest rate swap reversals	—	—	13,275	—
Cumulative effect on change in accounting principle:
Consolidated properties	—	—	—	2,021
Unconsolidated real estate affiliates	—	—	—	143
Minority interest portion	—	—	—	(70)
Income allocable to Investor Unit Rights	1,465	1,654	3,628	2,834
Depreciation and amortization:
Deferred financing leases	660	615	1,946	1,820
Consolidated properties	29,167	29,051	90,583	84,050
Unconsolidated real estate affiliates	6,130	4,963	16,210	10,917
Minority interest portion	(422)	(350)	(1,213)	(1,020)

Funds from Operations	$49,001	$47,363	$142,317	$136,907

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

    The Company's EBITDA after minority interest plus its pro-rata share of EBITDA of unconsolidated real estate affiliates increased from $285.7 million for the nine months ended September 30, 2000 to $302.6 million for the same period in 2001. The growth in EBITDA reflects the Property Transactions previously noted, increased rental rates, improved occupancy levels and effective control of operating costs.

    The following is a summary of the Company's EBITDA and a reconciliation of EBITDA to FFO (which has been reconciled to the Company's net income above) for the periods presented (amounts in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
		(restated)		(restated)
EBITDA	$104,448	$99,011	$302,591	$285,709

Increase in EBITDA from prior period	5.5%		5.9%

Reconciliation:
Funds from Operations	$49,001	$47,363	$142,317	$136,907
Interest expense:
Consolidated properties	49,001	46,794	144,997	138,510
Unconsolidated real estate affiliates	7,036	5,430	17,013	11,962
Minority interest portion	(590)	(576)	(1,736)	(1,670)

EBITDA	$104,448	$99,011	$302,591	$285,709

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

    The following table summarizes certain quarterly data for 2000 and the first three quarters of 2001 for the Company's Centers (amounts in thousands, except percentages):

	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter
2001 Quarterly Data:
Mall Shop sales	$812,589		$877,644	$860,507	$	N/A
Revenues	$172,902		$170,215	$188,345	$	N/A
Percentage leased(1)	93%		94%	94%		N/A
2000 Quarterly Data:
Mall Shop sales(2)	$700,778		778,533	777,814		1,162,275
Revenues(3)	$150,985	(2)	157,120	173,686		185,667
Percentage leased(1)	92%	(2)	93%	94%		94%

(1)
Excludes West County, currently under redevelopment.

(2)
Excludes Garden State Plaza acquired June 1, 2000.

(3)
Restated for SAB 101.

Reported Tenant Sales Volume

    Total sales for Mall Shops (retail stores with less than 20,000 square feet of GLA) affect revenue and profitability levels of the Company because they determine the amount of minimum rent the Company can charge, the percentage rent it realizes and the recoverable expenses (common area maintenance, real estate taxes, etc.) the retailers can afford to pay. Despite decreases across the portfolio in September due to the events of September 11, 2001, Mall Shop sales for the Company's Centers for the nine months ended September 30, 2001 increased 0.6% on a per square foot basis over the same period in 2000.

    The table below sets forth Mall Shop sales and per square foot percentage increases of those sales over the same periods in 2000 for the Company's Centers, in the east coast, the midwest and the west coast regions of the United States (amounts in thousands, except percentages):

	Three Months Ended September 30, 2001		Nine Months Ended September 30, 2001
	Mall Shop Sales	Increase Per Sq. Ft.	Mall Shop Sales	Increase Per Sq. Ft.
East coast	$295,911	(3.5)%	$869,347	(0.8)%
Midwest	79,539	5.5%	239,177	4.6%
West coast	485,057	(2.5)%	1,442,216	0.0%

Total Centers	$860,507	(1.6)%	$2,550,740	0.6%

Leasing

    Mall Shop space was 94% leased at September 30, 2001. Leasing percentages are calculated on the basis of signed leases and exclude temporary leasing because such leases are on a short term basis (less than one year) and are subject to termination by the Company upon providing the retailer thirty days notice. The following table sets forth leased status for the Company's Centers in the east coast, the midwest and the west coast regions of the United States.

	September 30,
	2001	2000
East coast	95%	95%
Midwest	91%	92%
West coast	95%	94%
Total centers	94%	94%

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

    Average Mall Shop base rent was $34.61 per square foot at September 30, 2001. The following table contains certain information regarding base rent per square foot of Mall Shop leases that have been executed or expired since January 1, 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Average base rent of Mall Shop leases, at the end of the period	$34.61	$32.59	$34.61	$32.59
Leases executed during the period	42.69	39.84	42.25	35.38
Leases expired during the period	31.94	33.12	33.29	30.01

    As required by GAAP, contractual rent increases are recognized as rental income using the straight-line method over the respective lease terms, which may result in the recognition of income not currently billable under the terms of the lease. The amounts of contractual rent recognized for GAAP purposes in excess of rent billed for the three months and nine months ended September 30, 2001 and 2000 were $0.7 million, $0.8 million, $2.0 million and $2.4 million, respectively.

Liquidity and Capital Resources

    At September 30, 2001, the Company had $181 million undrawn under the secured line of credit which is being used as a revolving working capital facility to fund acquisition and redevelopment activities. Through its hedging activities, the Company has fixed borrowings under the secured line of credit at average rates ranging from 7.43% to 8.39%.

    At September 30, 2001, the Company's balance of cash and cash equivalents was $37.2 million, not including its proportionate share of cash held by unconsolidated real estate affiliates.

    The Company's consolidated indebtedness at September 30, 2001 was $2,657.9 million, all of which is fixed rate debt after considering interest rate protection agreements totaling $1,028.9 million. The interest rate on the fixed rate debt ranges from 6.39% to 8.38%. The Company's pro-rata share of debt-to-total market capitalization, based on the common stock share price at September 30, 2001, was 58.1%, excluding the unsecured notes issued by the company in June 1998 (the "Capital Notes") from the numerator. The maturity dates of consolidated indebtedness range from 2002 to 2022. Scheduled principal amortization and balloon payments in connection with maturing mortgage indebtedness are included in Note 6 of the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q.

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

    Capital expenditures and capitalized leasing costs totaled $178.3 million and $116.7 million, for the nine months ended September 30, 2001 and 2000, respectively. The following table shows the components of capital expenditures and capitalized leasing costs:

	Nine Months Ended September 30,
	2001	2000
	($ In Millions)
Renovations and expansions	$157.9	$92.7
Tenant allowances	13.3	15.4
Capitalized leasing costs	6.1	6.6
Other capital expenditures	1.0	2.0

Total	$178.3	$116.7

    Capital expenditures were financed by external funding and recovery of costs from retailers where applicable. The Company is currently involved in several development projects and had outstanding commitments (including those of unconsolidated partnerships) totaling approximately $193.2 million as of September 30, 2001 which will be funded through existing mortgage debt, new mortgage debt and the secured line of credit.

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

Distributions

    The holders of the Company's common stock vote together as a class on all matters and are entitled to receive dividends, to the extent declared, after payment of dividends on preferred stock. There has been no dividend declared to holders of record of the common shares in the three months ended September 30, 2001.

    The Company is reviewing its quarterly cash dividend policy with respect to the common stock. Payment of future cash dividends, if any, will be at the discretion of the Company's board of directors, which may increase the dividend payment up to an annual amount equal to net income per share of common stock calculated based on Australian generally accepted accounting principles.

Recent Developments

  Tender Offer and Merger:

    On February 14, 2001, the Company signed a definitive agreement (the "Merger Agreement") with Westfield America Management Limited ("WAM"), the responsible entity and trustee of Westfield America Trust ("WAT"), for WAM to purchase all of the outstanding shares of common stock of the Company not already owned by WAM or by other subsidiaries of Westfield Holdings Limited ("WHL"), for cash consideration of $16.25 per share. WAM is a wholly owned subsidiary of WHL. The Merger Agreement provides for WAM to make a tender offer (the "Offer") for the outstanding shares of common stock of the Company not already owned by WAM or by other subsidiaries of WHL. Pursuant to the Merger Agreement, any shares of the Company's common stock (other than those owned by WAM or by other subsidiaries of WHL) not purchased in the Offer are to be acquired by WAM in a second-step cash merger (the "Merger") of a subsidiary of WAM with and into the Company, with the Company as the surviving corporation.

    On March 5, 2001, WAM commenced its Offer for the outstanding shares of common stock of the Company not already owned by WAM or by other subsidiaries of WHL. The Offer expired on April 6, 2001. WAM acquired 13,619,036 shares of common stock of the Company in the Offer.

    The Merger was approved by 98% of the outstanding shares of common stock and preferred stock of the Company entitled to vote on the Merger at a Special Meeting of Shareholders held on September 28, 2001. The Merger became effective on October 1, 2001. In the Merger, all outstanding shares of common stock of the Company not already owned by WAM or by other subsidiaries of WHL were cancelled and converted automatically into the right to receive $16.25 per share in cash. WAM and other subsidiaries of WHL now own approximately 100% of the issued and outstanding shares of common stock of the Company. The shares of common stock of the Company are no longer publicly traded, and as of October 15, 2001, the Company's common stock was delisted from the New York Stock Exchange.

    Subsequent to the Merger, holders of the Company's Series C, C-1 and C-2 preferred stock exchanged such preferred stock for Series G preferred stock of the Company. Some of the terms of the Series G preferred stock vary from those of the Series C, C-1 and C-2 preferred stock. In addition, subsequent to the Merger, certain terms of the Company's Series A, B, D, D-1, E and F preferred stock have been modified.

  Debt Refinancings:

    On July 11, 2001 the Company closed an $800 million loan with UBS Warburg Real Estate Investments Inc., ("UBS") and Lehman Brothers, Inc. ("Lehman"). The ten year loan is secured by first mortgages on nine Westfield Shoppingtowns: Parkway, West Covina, Horton Plaza, Fox Hills, Northwest, Crestwood, Mid Rivers, West Park and Enfield. Interest is provided at 7.2425%. Additionally, UBS and Lehman provided a separate $120.5 million two-year, floating rate loan secured by Westfield Shoppingtowns Plaza Bonita and Capital. Proceeds from these refinancings were used to repay an existing $754.1 million collateralized note payable and to repay a $150 million unsecured bridge facility, both of which were to mature in December 2001.

    On July 24, 2001, the Company executed a lease agreement with The Port Authority of New York and New Jersey (the "Port Authority") for the retail component of the World Trade Center complex for 99 years. To fund the initial lease payment, the Company obtained a $100 million loan from UBS Warburg Real Estate Investments, Inc. ("UBS"). The three-year loan carries an interest rate at the greater of LIBOR +2.65% or 6.60%. The Company's investment in this lease is included as an investment in real estate in the Company's Condensed Consolidated Financial Statements.

    On September 11, 2001, terrorist attacks destroyed the World Trade Center complex, including the retail component leased by the Company. The Company is obligated to continue to make its payments under the lease and the loan. The Company is a named insured on an insurance policy covering the office and the retail component of the World Trade Center complex. The policy covers replacement cost and business interruption totaling approximately $3.5 billion per occurrence. Management believes that the Company's insurance is adequate to protect the Company's initial investment and to reimburse the Company for business interruption for the foreseeable future and therefore believes that the destruction of the retail component of the World Trade Center complex will not have a material adverse impact on the Company's consolidated financial position or results of operations.

    On August 23, 2001 the Company closed on a three year $92 million loan facility with PNC Bank, National Association, which included a $38 million construction loan commitment for the Westfield Shoppingtown Palm Desert development. The term loan carries interest at LIBOR +1.7% and the construction loan carries interest at LIBOR +1.9%.

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

    The following is a summary of fixed rate debt, average fixed interest rate and average remaining term to maturity for the Company's pro rata share of fixed rate debt and variable rate debt that has been fixed through the use of interest rate swap contracts:

	September 30, 2001	December 31, 2000
	($ In Thousands)
Principal amount of fixed rate debt	$1,855,914	$1,205,402
Principal amount of other current fixed rate payable instruments	1,147,000	1,477,000

	$3,002,914	$2,682,402

Fixed rate debt as a percentage of total notes payable	100.0%	92.7%

Average effective fixed rate (inclusive of margins) of total borrowings and hedges, including delayed start swaps	7.72%	7.40%

Average remaining term (in years) of total fixed rate borrowings and hedges, including delayed start swaps	8.0	7.5

Interest coverage ratio for the quarter ended	1.9	2.0

    The Company has entered into one foreign currency exchange agreement related to the Capital Notes in order to eliminate its exposure to fluctuations in exchange rates.

    As of September 30, 2001, there have been no material changes in the market risks reported in the Company's Annual Report on Form 10-K other than those disclosures in notes 6 and 7 of the Condensed Consolidated Financial Statements for the quarter ended September 30, 2001 included in this quarterly report on Form 10-Q.

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

    The plaintiffs in these cases purport to represent a class of the minority shareholders whose stock in the Company was purchased for $16.25 in cash per share in connection with the Offer. While the allegations contained in each complaint are not identical, the complaints generally assert that the $16.25 per share Offer price is inadequate and does not reflect the value of the assets and future prospects of the Company. The complaints also generally allege that the director defendants engaged in self-dealing without regard to conflicts of interest and that they breached their fiduciary duties in approving the Merger Agreement. The complaints seek remedies including unspecified monetary damages, attorneys' fees and injunctive relief.

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

    In May 2001, the Company, WAM and the counsel for the plaintiffs entered into a memorandum of understanding providing for a settlement of all the actions, which if approved by the court, will result in the class actions being dismissed with prejudice. The memorandum of understanding does not provide for the payment of damages by the Company in connection with resolution of the lawsuits. The Company believes that neither the settlement nor the litigation will have a material effect on its business. The parties' settlement received final approval from the California Superior Court on October 29, 2001. Judgment was entered on October 29, 2001 dismissing the actions in California Superior Court with prejudice. The California State Court also issued recommendations to the Federal Court, which if approved by the Federal Court, will result in the remaining class actions being dismissed with prejudice.

Item 2: Changes in Securities and Use of Proceeds

    Pursuant to a stock subscription agreement entered into by the Company and WAT in May 1998, the Company issued on June 29, 2001 5,266,159 shares of common stock, par value $0.01 per share, to Westfield America Management Limited, as responsible entity and trustee of WAT, for approximately $80,708,626. Such shares of common stock were issued in a private placement to the above mentioned investor pursuant to the exemption from registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) of the Securities Act.

Item 3: Defaults Upon Senior Securities

    None

Item 4: Submission of Matters to a Vote of Security Holders

  (a)
  A Special Meeting of Shareholders was held on September 28, 2001 in Los Angeles, California.

  (b)
  The matters voted on at that meeting and the results were as follows:

    To approve the Agreement and Plan of Merger, dated as of February 14, 2001, among Westfield America Management Limited, in its capacity as responsible entity and trustee of Westfield America Trust, Mall Acquisition Corp., a to-be-formed Delaware corporation and Westfield America, Inc.

	For	Against	Abstain
Common stock and Series C, C-1 and C-2 Preferred Stock	83,786,382	31,906	16,012

    The holders of shares of common stock and the holders of shares of Series C cumulative convertible redeemable preferred shares, Series C-1 cumulative convertible redeemable preferred shares and Series C-2 cumulative convertible redeemable preferred shares (the "Series C Preferred Shares") voted together as a single class on the item described above. With respect to such item, each share of common stock was entitled to one vote and each Series C Preferred Share was entitled to ten votes.

Item 5: Other Information

    None

Item 6: Exhibits and Reports on Form 8-K

(a)
Exhibits:

No.	Description
3.1	Restated Articles of Incorporation of the Company (Exhibit 3.1)(1).
3.2	Second Amended and Restated By-Laws of the Company (Exhibit 3.2)(2).
10.1	Loan Agreement, dated July 11, 2001, among the Company and UBS Warburg Real Estate Investments, Inc.*
11.1	Statement regarding Computation of Per Share Earnings for the three months ended September 30, 2001.
11.2	Statement regarding Computation of Per Share Earnings for the three months ended September 30, 2000.
11.3	Statement regarding Computation of Per Share Earnings for the nine months ended September 30, 2001.
11.4	Statement regarding Computation of Per Share Earnings for the nine months ended September 30, 2000.
12	Statement regarding Computation of Ratios.
99.1	Agreement regarding Disclosure of Long-Term Debt Instruments.

(1)
Incorporated by reference to designated exhibit to the Company's annual report on Form 10-Q filed on May 15, 2001.

(2)
Incorporated by reference to designated exhibit to the Company's annual report on Form 10-K filed on April 2, 2001.

*
Some of the schedules and supplemental material to the Loan Agreement have been omitted but will be provided to the Securities and Exchange Commission upon request.

(b)
Reports on Form 8-K:

    The Company filed the following reports on Form 8-K during the three months ended September 30, 2001:

DATE OF FILING	ITEMS REPORTED	FINANCIAL STATEMENT
July 12, 2001	5, 7	No

    Form 8-K was filed on July 12, 2001. Under Item 5—Other Events, the Company reported closing a $800 million loan with UBS Warburg Real Estate Investments, Inc. and Lehman. Under Item 7—Financial Statements, Pro Forma Financial Information and Exhibits, the Company filed the related press release.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTFIELD AMERICA, INC.
Date: November 14, 2001	By:	/s/ PETER S. LOWY Peter S. Lowy Director, President and Chief Executive Officer
	By:	/s/ MARK A. STEFANEK Mark A. Stefanek Chief Financial Officer and Treasurer

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